Form 10-Q
period 2015-03-31
IEG Holdings Corp
filed 2015-05-15
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-200918

IEG HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	90-1069184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6160 West Tropicana Ave., Suite E-13, Las Vegas, NV	89103
(Address of Principal Executive Office)	(Zip Code)

(702) 227-5626

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2015, there were 2,158,110,323 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

IEG HOLDINGS CORPORATION

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words, These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our final prospectus filed with the SEC on April 30, 2015, as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$483,564	$433,712
Loans receivable - current, net, note 2	653,015	567,164
Other receivables	37,721	25,882

TOTAL CURRENT ASSETS	1,174,300	1,026,758

PROPERTY AND EQUIPMENT, net, note 3	35,944	36,100

LOANS RECEIVABLE - LONG TERM, net, note 2	4,098,442	3,749,152

OTHER ASSETS
Security deposits	35,839	39,329
Loan costs, net	64,359	77,781

TOTAL OTHER ASSETS	100,198	117,110

TOTAL ASSETS	$5,408,884	$4,929,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,804	$172,139
Deferred rent	24,327	28,429
CEO accrued wages, note 8	85,903	106,588

TOTAL CURRENT LIABILITIES	312,034	307,156

LONG-TERM LIABILITIES
Senior debt, note 4	2,230,000	2,230,000
Deposit on preferred shares	1,520,000	-

TOTAL LIABILITIES	4,062,034	2,537,156

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 2,400,000 shares issued and outstanding, note 5	2,400	2,400
Common stock, $0.001 par value; 2,500,000,000 shares authorized, 2,158,110,323 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively, note 5	2,158,111	2,158,111

Additional paid-in capital	14,843,913	14,914,705
Accumulated deficit	(15,657,574)	(14,683,252)

TOTAL STOCKHOLDERS’ EQUITY	1,346,850	2,391,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,408,884	$4,929,120

See notes to condensed consolidated unaudited financial statements.

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months
	March 31, 2015	March 31, 2014
REVENUES
Interest revenue	$339,476	$33,193
Other revenue	860	623

TOTAL REVENUES	340,336	33,816

OPERATING EXPENSES
Salaries and wages	425,226	351,629
Other operating expenses	224,095	127,323
Consulting	176,964	96,090
Provision for credit losses	151,404	25,951
Advertising	89,979	51,695
Rent	73,503	66,324
Travel, meals and entertainment	28,789	22,010
Depreciation and amortization	3,823	3,892

TOTAL OPERATING EXPENSES	1,173,783	744,914

LOSS FROM OPERATIONS	(833,447)	(711,098)

OTHER INCOME (EXPENSE)
Miscellaneous Income	244	(98)
Interest expense	(141,119)	(143,964)

TOTAL OTHER INCOME (EXPENSE)	(140,875)	(144,062)

NET LOSS	$(974,322)	$(855,160)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	2,158,110,323	956,722,830

See notes to condensed consolidated unaudited financial statements.

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Preferred Stock
	Common Stock		Series A		Series B		Series C		Series D		Series E		Series F		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Balance, January 1, 2014	956,722,830	956,723	-	-	-	-	-	-	-	-	-	-	-	-	6,323,319	-	(9,281,498)	(2,001,456)

Issuance of shares at $0.005	611,991,383	611,991													2,447,966	-	-	3,059,957

Issuance of shares at $0.01, $0.015 and $0.02	303,884,449	303,885													2,791,833	-	-	3,095,718

Issuance of Preferred Shares	-	-	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	999,000	-	-	1,000,000

Issuance of Preferred Shares	-	-	-	-	410,000	410	-	-	-	-	-	-	-	-	409,590	-	-	410,000

Issuance of Preferred Shares	-	-	-	-	-	-	400,025	400	-	-	-	-	-	-	399,625	-	-	400,025

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	173,000	173					172,827	-	-	173,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	461,000	461	-	-	460,539	-	-	461,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	1,400,000	1,400	1,398,600	-	-	1,400,000

Conversion of Preferred Shares to Common Shares	285,511,661	285,512	-	-	(410,000)	(410)	(400,025)	(400)	(173,000)	(173)	(461,000)	(461)	-	-	(284,068)	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,526)	-	-	(204,526)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,401,754)	(5,401,754)

Balance, December 31, 2014	2,158,110,323	$2,158,111	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	1,400,000	$1,400	$14,914,705	$-	$(14,683,252)	$2,391,964

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(70,792)	-	-	(70,792)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(974,322)	(974,322)

Balance, March 31, 2015	2,158,110,323	$2,158,111	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	1,400,000	$1,400	$14,843,913	$-	$(15,657,574)	$1,346,850

See notes to condensed consolidated unaudited financial statements.

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974,322)	$(855,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	151,404	25,951
Depreciation and amortization	3,823	3,892
Amortization of loan costs	13,422	13,422
Changes in assets - (increase) decrease:
Other receivables	(11,841)	-
Deposits	3,490
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	43,668	63,370
Deferred salary	(55,425)	194,977
Deferred rent	(4,102)	-

NET CASH USED IN OPERATING ACTIVITIES	(829,883)	(553,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(859,586)	(171,000)
Loans receivable repaid	273,040	44,298
Purchase of property & equipment	(3,667)	-

NET CASH USED IN INVESTING ACTIVITIES	(590,213)	(126,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	150,000
Proceeds from short-term loans	-	350,000
Deposit on preferred shares to be issued	1,469,948	129,985

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,469,948	629,985

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,852	(50,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	433,712	281,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$483,564	$231,614

Supplemental disclosures:
Interest paid in cash	$127,697	$71,117
Income taxes paid in cash	$-	$-
Issuance of preferred stock	$-	$1,983,025

See notes to condensed consolidated unaudited financial statements.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended March 31, 2015 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) in the Company’s final prospectus on April 30, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured consumer loans ranging from $5,000 - $10,000 over a five year term. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Arizona, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 13 states and offers all loans within the prevailing statutory rates.

Basis of Accounting

These consolidated financial statements include the operations of IEG Holdings Corporation and its wholly-owned subsidiaries Investment Evolution Global Corporation, Investment Evolution Corporation, Investment Evolution Canada LLC, Investment Evolution Philippines Corporation and IEC SPV, LLC (collectively the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the consumer finance industry.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to raise capital funding sufficient to continue operations via a public offering of equity consisting of common stock and/or preferred stock. This additional working capital will enable the Company to increase loan volume utilizing its existing $10 million credit facility. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include short-term, highly liquid investments with an original maturity of three months or less.

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Arizona, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the three months ended March 31, 2015 the Company originated $5,000 and $10,000 loans over a five year term and during the three months ended March 31 2014, the Company originated $2,000, $3,000, $5,000 and $10,000 loans with terms ranging from three to five years. In mid-2014 the Company streamlined its product offering to $5,000 and $10,000 loans over a five year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2015, 64 loans with a total balance of $266,200 were delinquent.

Allowance for Credit Losses

The Company maintains an allowance for credit losses due to the fact that it is probable that a portion of the loans receivable will not be collected. The allowance is estimated by management based on various factors, including specific circumstances of the individual loans, management’s knowledge of the industry, and the experience and trends of other companies in the same industry.

Our portfolio of loans receivable consists of a large number of relatively small, homogenous accounts. The allowance for credit losses is determined using a systematic methodology, based on a combination of historical bad debt of comparable companies and industry index. Impaired loans are considered separately and 100% charged off.

The allowance for credit losses is primarily based upon models that analyze specific portfolio statistics and also reflect, management’s judgment regarding overall accuracy. We take into account several factors, including the customer’s transaction history, specifically the timeliness of customer payments, the remaining contractual term of the loan, and the outstanding balance of the loan.

Impaired Loans

The Company assesses loans for impairment individually when a loan is 90 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectable due to consumer specific circumstances.

The Company does not accrue interest on impaired loans and any recoveries of impaired loans are recorded to the allowance for credit losses. Changes in the allowance for credit losses are recorded as operating expenses in the accompanying statement of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line method over the estimated useful lives of the assets as follows:

Classification	Life
Computer equipment	3-5 years
Furniture and fixtures	8 years

The Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

Operating Leases

The Company’s office leases typically have a lease term of three to five years and contain lessee renewal options and cancellation clauses in the event of regulatory changes.

Loan Costs

Loan costs consist of broker success fees and legal fees related to the credit facility. These costs are amortized over four years, the period of the credit facility. Accumulated amortization of loan costs amounted to $141,126 and $127,704 at March 31, 2015 and December 31, 2014, respectively.

Income Taxes

We account for income taxes using the liability method in accordance with FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $89,979 and $51,695 for the three months ended March 31, 2015 and 2014, respectively.

Earnings and loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive.

Reclassifications

Certain numbers from 2014 have been reclassified to conform with the current year presentation.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

2. LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Loans receivable	$5,408,602	$4,913,279
Allowance for credit losses	(657,145)	(596,963)
Loans receivable, net	4,751,457	4,316,316
Loan receivables, current	653,015	567,164
Loan receivables, non current	$4,098,442	$3,749,152

A reconciliation of the allowance for credit losses consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance	$596,963	$61,319
Provision for credit losses	151,404	614,684
Loans charged off	(91,222)	(79,040)
Ending balance	$657,145	$596,963
Basis of Assessment:
Individually	$-	$-
Collectively	$657,145	$596,963

The following is an age analysis of past due receivables as of March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2015	$79,185	$59,753	$206,447	$345,385	$5,063,217	$5,408,602	$206,447
December 31, 2014	$65,684	$76,198	$124,397	$266,279	$4,647,000	$4,913,279	$124,397

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of March 31, 2015 and December 31, 2014 by credit quality indicator:

Credit Score	March 31, 2015	December 31, 2014
Below 550	$-	$-
551-600	287,979	299,040
601-650	2,356,613	2,180,507
651-700	2,008,081	1,737,587
701-750	591,926	558,305
751-800	140,440	113,581
801-850	23,563	24,259
	$5,408,602	$4,913,279

3. PROPERTY AND EQUIPMENT

At March 31, 2015 and December 31, 2014, property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Computer equipment	$123,613	$120,513
Furniture and fixtures	22,891	22,323
Leasehold improvements	55,102	55,102
	201,606	197,938
Less accumulated depreciation and amortization	165,662	161,838

Total	$35,944	$36,100

Depreciation of property and equipment amounted to $3,823 and $3,892 during the three months ended March 31, 2015 and 2014, respectively, are included in the accompanying statements of operations in operating expenses.

4. LONG TERM DEBT

The Company has a credit facility that provides for borrowings of up to $10 million with $2,230,000 outstanding at March 31, 2015 and December 31, 2014, subject to a borrowing base formula. The Company may borrow, at its option, at the rate of 18% with a minimum advance of $25,000. As of March 31, 2015 the Company’s effective interest rate was 18% and the unused amount available under the credit line was $7.77 million. Proceeds from this credit facility are used to fund loans to consumers. The credit facility revolving period, during which interest only payments are due, was extended to June 2016 under an amendment to the loan agreement.

Upon conversion to a term loan, monthly principal and interest payments equal to 100% of the consumer loan proceeds will be due. This note matures on June 1, 2016.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Future minimum payments on the credit facility at March 31, 2015 are as follows:

Twelve months ending
March 31
2016	-
2017	2,230,000
$2,230,000

5. STOCKHOLDERS’ EQUITY

The aggregate number of shares which the Company has the authority to issue is 2,550,000,000 shares, of which 2,500,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof.

The Preferred Stock accrues dividends at the rate of 12% per annum paid monthly. Each series of preferred stock ranks pari-passu with each other series of preferred stock, and senior to the common stock of the Company, as to dividends, and upon liquidation, dissolution or a winding up of the Company. In the event of a liquidation or winding up of the Corporation, holders of the Preferred Stock shall be entitled to receive the Stated Value of $1 per share.

Series A Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 and 1,000,000 shares of Series A convertible preferred stock, respectively, with a par value of $0.001 per share. Each share is convertible into 400 shares of common stock at the option of the holder any time after December 31, 2014. The holder of the shares is also entitled to vote at a ratio of 1001 votes for each share of preferred stock.

Series B Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 and 410,000 shares of Series B convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 400 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 164,000,000 shares on December 31, 2014.

Series C Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 and 400,025 shares of Series C convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 200 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 80,005,000 shares on December 31, 2014.

Series D Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 and 173,000 shares of Series D convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 133.3333 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 23,066,661 shares on December 31, 2014.

Series E Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 shares of Series E convertible preferred stock. The Company issued 461,000 shares of Series E preferred stock with a par value of $0.001 per share on November 19, 2014. Each share was converted into 40 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 18,440,000 shares on December 31, 2014.

Series F Preferred Stock

During the three months ended March 31, 2015 and 2014, the Company issued 0 shares of Series F convertible preferred stock. The Company issued 1,400,000 shares of Series F preferred stock with a par value of $0.001 per share on November 19, 2014. Each share is convertible into 33.3333 shares of common stock at the option of the holder on December 31, 2015. The holder of the shares is also entitled to vote at a ratio of 33.3333 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

6. CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Arizona, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through August 2016. Total rent expense for the three months ended March 31, 2015 and 2014 was $73,503 and $66,324 respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases in excess of one year as of March 31, 2015:

Twelve months ending
March 31,
2016	$153,861
2017	$50,897

The Chicago, Phoenix and West Palm Beach offices were vacated in 2013 after obtaining special approval from the Illinois, Arizona and Florida Commissioners to operate the state licenses without having a physical office location in each state. The Company subleased the Chicago office in September 2014 and is currently looking to sublease the remaining two unused offices which could reduce future required rental payments.

Legal Matters

From time to time, the Company may get involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Employment Contract

The Company has a professional employment contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $250,000 salary plus health insurance for the three months ended March 31, 2015. The Company is obligated to pay its CEO $1,000,000 salary annually plus health insurance, with a discretionary bonus to be determined by the IEG Holdings Corporation Board on December 31, 2015.

Regulatory Requirements

State statutes authorizing the Company’s products and services typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules. In addition, when the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations may also change.

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Employment Agreement totaled $250,000 for the three months ended March 31, 2015.

Compensation to our Chief Executive Officer under the Professional Employment Agreement totaled $250,000 for the three months ended March 31, 2014. $250,000 was offset against common stock subscription.

Consulting Fees

During the three months ended March 31, 2015 and March 31, 2014 the Company paid director fees totaling $5,000 and $0, respectively, to Gilmour & Company Pty Ltd. Gilmour & Company Pty Ltd is owned by Ian Gilmour, a director of IEG Holdings Corporation.

During the three months ended March 31, 2015 and March 31, 2014 the Company paid director fees totaling $5,000 and $0, respectively, to Matthew Banks. Matthew Banks is a director of IEG Holdings Corporation.

During the three months ended March 31, 2015 and March 31, 2014 the Company paid director fees totaling $5,000 and $0, respectively, to R & H Nominees Pty Ltd. R & H Nominees Pty Ltd is owned by Harold Hansen, a director of IEG Holdings Corporation.

During the three months ended March 31, 2015 and March 31, 2014 the Company paid director fees totaling $2,000 and $0 to Comms Watch Pty Ltd. Comms Watch Pty Ltd is owned by Damien Mathieson, the brother of our Chief Executive Officer.

During the three months ended March 31, 2015 and March 31, 2014 the Company paid consulting fees totaling $70,164 and $80,488, respectively, to Clem Tacca and related entities. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the three months ended March 31, 2015 and March 31, 2014 the Company incurred consulting fees totaling $78,500 and $0, respectively, to Frank Wilkie and related entities. $25,000 of the $78,500 consulting fees incurred in the three months ended March 31, 2015 was paid, leaving $53,500 accrued at March 31, 2015. Frank Wilkie is a shareholder of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

Working Capital Loans

On April 13, 2015, the Company secured a $200,000 working capital loan to expand from Dr L.Prasad, an investor in the Company. The repayment date for the loan is June 29, 2015. Facility fee totaling $30,000 will also be paid in 2015.

On April 13, 2015, the Company secured a $100,000 working capital loan to expand from Domenic Tacca, an investor in the Company. The repayment date for the loan is June 29, 2015. Facility fee totaling $15,000 will also be paid in 2015.

On April 13, 2015, the Company secured a $100,000 working capital loan to expand from CT Super, an investor in the Company. The repayment date for the loan is June 29, 2015. Facility fee totaling $15,000 will also be paid in 2015.

Reverse Stock Split

On May 8, 2015 the Company filed Form 8-K disclosing it is in the process of effecting a reverse stock split pursuant to which every 100 issued and outstanding shares of the Corporation’s common stock shall be reclassified and converted into one fully paid share of common stock.

Increase in Authorized Capital Stock

On May 8, 2015 the Company filed Form 8-K disclosing it is increasing the number of authorized capital stock from 2,550,000,000 shares to 3,050,000,000 shares, comprised of 3,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 13 states via our website and online application portal. We provide unsecured loans to individuals. Our loans range from $5,000-$10,000 with 19.9%-29.9% APR and all are unsecured over a five-year term. We have a four-year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including cash flow from operations and financings in the capital markets. During 2014, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock that generated over $5,000,000 investment into the Company.

We operate in one business segment: Consumer Loans.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Interest Revenue

For the three months ended March 31, 2015, interest revenue increased to $339,476, compared to $33,193 for the three months ended March 31, 2014. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended March 31, 2015, other revenue marginally increased to $860, compared to $623 for the three months ended March 31, 2014. Other revenue consisted of decline lead revenue, late/dishonor fees and other miscellaneous income.

Salaries and Wages Expenses

For the three months ended March 31, 2015, salaries and wages expenses increased to $425,226, compared to $351,629 for the three months ended March 31, 2014. The increase was primarily attributable to hiring additional staff as required to manage growth in loan originations and servicing of our larger loan book.

Other Operating Expenses

For the three months ended March 31, 2015, other operating expenses increased to $224,095, compared to $127,323 for the three months ended March 31, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the three months ended March 31, 2015, consulting fees increased to $176,964, compared to $96,090 for the three months ended March 31, 2014. The increase was primarily due to timing of one-off capital raising fees incurred.

Provision for Credit Losses

For the three months ended March 31, 2015, the provision for credit losses increased to $151,404, compared to $25,951 for the three months ended March 31, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from the same period in the prior year was due to the significantly larger loans receivable outstanding balance of $5,408,602 at March 31, 2015 compared to loans receivable outstanding of $602,681 at March 31, 2014.

Advertising

For the three months ended March 31, 2015, advertising expenses increased to $89,979, compared to $51,695 for the three months ended March 31, 2014. This increase is attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended March 31, 2015, rent expense increased to $73,503, compared to $66,324 for the three months ended March 31, 2014. The increase in rent is due to one-off other occupancy costs which were included in rent expense, including relocation expenses.

Travel, Meals and Entertainment

For the three months ended March 31, 2015, travel, meals and entertainment expenses increased to $28,789, compared to $22,010 for the three months ended March 31, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The increase is attributable to timing of corporate travel requirements for meetings and presentations.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization marginally decreased to $3,823, compared to $3,892 for the three months ended March 31, 2014. The minimal movement was in line with expectations.

Interest Expense

For the three months ended March 31, 2015, interest expense marginally decreased to $141,119, compared to $143,964 for the three months ended March 31, 2014. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $483,564 as of March 31, 2015, compared to $433,712 as of December 31, 2014. The increase was due to timing of cash received from deposits on preferred shares and loan originations.

Loans Receivable

We had net loan receivables of $4,751,457 as of March 31, 2015, as compared to $4,316,316 as of December 31, 2014. The increase was due to our continued growth in loan originations.

Other Receivables

We had other receivables of $37,721 as of March 31, 2015, as compared to $25,882 as of December 31, 2014. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at March 31, 2015.

Property and Equipment

We had net property and equipment of $35,944 as of March 31, 2015 as compared to $36,100 as of December 31, 2014. The minimal movement was in line with expectations.

Loan Costs

Our net loan costs decreased from $77,781 as of December 31, 2014 to $64,359 as of March 31, 2015 due to amortization of capitalized loan costs.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $201,804 as of March 31, 2015, compared to $172,139 as of December 31, 2014. The increase is due to timing of accrued expenses such as consulting fees and capital raising costs.

CEO Accrued Wages

We had CEO accrued wages of $85,903 as of March 31, 2015, compared to $106,588 as of December 31, 2014. These accrued wages are the remaining unpaid portion of compensation earned by our CEO in 2014, which will be paid in 2015.

Senior Debt

We had senior debt of $2,230,000 as of March 31, 2015 and December 31, 2014. This senior debt comprises advances from our $10 million revolving facility.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $829,883 during the three months ended March 31, 2015, compared to $553,548 during the three months ended March 31, 2014, and this increase is in line with the growth or our loan book and associated higher operating expenses. We used net cash from investing activities of $590,213 during the three months ended March 31, 2015, compared to $126,702 during the three months ended March 31, 2014. The increase in cash used in investing activities is primarily due to an increase in loans receivable originated.

We were provided $1,469,948 of net cash from financing activities during the three months ended March 31, 2015, compared to $129,985 during the same period in 2014. The increase is attributable to deposits on preferred shares of $1,469,948 received in the three months ended March 31, 2015 for future issuances of preferred stock.

At March 31, 2015, we had cash on hand of $483,564, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity, preferred stock, and debt capital raisings. The Company has a credit facility that provides for borrowings of up to $10 million with $2,230,000 and $650,000 outstanding at March 31, 2015 and March 31, 2014, respectively, subject to a borrowing base formula. The Company may borrow, at its option, at the rate of 18% with a minimum advance of $25,000. As of March 31, 2015, the Company’s effective interest rate was 18% and the unused amount available under the credit line was $7.77 million. Proceeds from this credit facility are used to fund loans to consumers. The credit facility revolving period, during which interest only payments are due, was extended to June 2016 under an amendment to the loan agreement. Upon conversion to a term loan, monthly principal and interest payments equal to 100% of the consumer loan proceeds will be due. This note matures on June 1, 2016. Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to raise capital funding sufficient to continue operations via a public offering of equity consisting of common stock and/or preferred stock. This additional working capital will enable the Company to increase loan volume utilizing its existing $10 million credit facility. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2015, 64 loans with a total balance of $266,200 were delinquent.

Allowance for Credit Losses

The Company maintains an allowance for credit losses due to the fact that it is probable that a portion of the loans receivable will not be collected. The allowance is estimated by management based on various factors, including specific circumstances of the individual loans, management’s knowledge of the industry, and the experience and trends of other companies in the same industry.

Our portfolio of loans receivable consists of a large number of relatively small, homogenous accounts. The allowance for credit losses is determined using a systematic methodology, based on a combination of historical bad debt of comparable companies and industry index. Impaired loans are considered separately and 100% charged off.

The allowance for credit losses is primarily based upon models that analyze specific portfolio statistics and also reflect, management’s judgment regarding overall accuracy. We take into account several factors, including the customer’s transaction history, specifically the timeliness of customer payments, the remaining contractual term of the loan, and the outstanding balance of the loan.

Impaired Loans

The Company assesses loans for impairment individually when a loan is 90 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectable due to consumer specific circumstances.

The Company does not accrue interest on impaired loans and any recoveries of impaired loans are recorded to the allowance for credit losses. Changes in the allowance for credit losses are recorded as operating expenses in the accompanying statement of operations.

Income Taxes

We account for income taxes using the liability method in accordance with FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets.

Earnings and loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the quarter ended March 31, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: May 15, 2015	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

