Form 10-Q
period 2015-06-30
IEG Holdings Corp
filed 2015-08-17
CIK 1627811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2015, there were 23,155,223 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

IEG HOLDINGS CORPORATION

2

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our prospectus filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended, dated April 30, 2015, as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$933,620	$433,712
Loans receivable - current, net, note 2	917,351	567,164
Other receivables	105,596	25,882
Prepaid expenses	14,527	-

TOTAL CURRENT ASSETS	1,971,094	1,026,758

PROPERTY AND EQUIPMENT, net, note 3	47,202	36,100

LOANS RECEIVABLE - LONG TERM, net, note 2	5,764,653	3,749,152

OTHER ASSETS
Security deposits	35,839	39,329
Loan costs, net	50,937	77,781

TOTAL OTHER ASSETS	86,776	117,110

TOTAL ASSETS	$7,869,725	$4,929,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Senior debt - current, note 4	$2,230,000	$-
Accounts payable and accrued expenses	172,932	172,139
Deferred rent	20,114	28,429
CEO accrued wages, note 9	-	106,588

TOTAL CURRENT LIABILITIES	2,423,046	307,156

LONG-TERM LIABILITIES
Senior debt - long-term, note 4	-	2,230,000

TOTAL LIABILITIES	2,423,046	2,537,156

COMMITMENTS AND CONTINGENCIES, note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 2,460,000 shares issued and outstanding, note 6	2,460	2,400
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 23,155,223 and 21,581,103 shares issued and outstanding at June 30,2015 and December 31, 2014 respectively, note 6	2,159,686	2,158,111
Additional paid-in capital	21,039,089	14,914,705
Subscription receivable	(252,285)	-
Accumulated deficit	(17,502,271)	(14,683,252)

TOTAL STOCKHOLDERS’ EQUITY	5,446,679	2,391,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,869,725	$4,929,120

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months		Six Months
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES
Interest revenue	$438,263	$60,266	$777,739	$93,459
Other revenue	18,463	590	19,323	1,213

TOTAL REVENUES	456,726	60,856	797,062	94,672

OPERATING EXPENSES
Salaries and wages	407,624	389,153	832,850	740,782
Other operating expenses	352,185	259,614	576,280	386,937
Consulting	445,849	492,978	622,813	589,068
Provision for credit losses	428,604	176,425	580,008	202,376
Advertising	225,645	94,057	315,624	145,752
Rent	57,100	56,461	130,603	122,785
Travel, meals and entertainment	47,121	233,340	75,910	255,350
Depreciation and amortization	4,192	3,892	8,015	7,784

TOTAL OPERATING EXPENSES	1,968,320	1,705,920	3,142,103	2,450,834

LOSS FROM OPERATIONS	(1,511,594)	(1,645,064)	(2,345,041)	(2,356,162)

OTHER INCOME (EXPENSE)
Interest expense	(333,108)	(89,731)	(474,227)	(233,695)
Miscellaneous income (expense)	5	(47,849)	249	(47,947)

TOTAL OTHER INCOME (EXPENSE)	(333,103)	(137,580)	(473,978)	(281,642)

NET LOSS	$(1,844,697)	$(1,782,644)	$(2,819,019)	$(2,637,804)

Net loss per share, basic and diluted *	$(0.09)	$(0.14)	$(0.13)	$(0.24)

Weighted average number of shares, basic and diluted *	21,598,401	12,626,785	21,589,800	11,097,008

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2014 THROUGH JUNE 30, 2015

			Preferred Stock
	Common Stock *		Series A		Series B		Series C		Series D		Series E		Series F		Series G		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Balance, January 1, 2014	9,567,228	956,723	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,323,319	-	(9,281,498)	(2,001,456)

Issuance of shares at $0.005	6,119,914	611,991															2,447,966	-	-	3,059,957

Issuance of shares at $0.01, $0.015 and $0.02	3,038,844	303,885															2,791,833	-	-	3,095,718

Issuance of Preferred Shares	-	-	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	-	-	999,000	-	-	1,000,000

Issuance of Preferred Shares	-	-	-	-	410,000	410	-	-	-	-	-	-	-	-	-	-	409,590	-	-	410,000

Issuance of Preferred Shares	-	-	-	-	-	-	400,025	400	-	-	-	-	-	-	-	-	399,625	-	-	400,025

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	173,000	173							172,827	-	-	173,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	461,000	461	-	-	-	-	460,539	-	-	461,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	1,400,000	1,400	-	-	1,398,600	-	-	1,400,000

Conversion of Preferred Shares to Common Shares	2,855,117	285,512	-	-	(410,000)	(410)	(400,025)	(400)	(173,000)	(173)	(461,000)	(461)	-	-	-	-	(284,068)	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,526)	-	-	(204,526)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,401,754)	(5,401,754)

Balance, December 31, 2014	21,581,103	$2,158,111	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	1,400,000	$1,400	-	$-	$14,914,705	$-	$(14,683,252)	$2,391,964

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	600,000	600	5,669,500	5,670	6,263,231	-	-	6,269,500

Conversion of Preferred Shares to Common Shares	1,574,120	1,575	-	-	-	-	-	-	-	-	-	-	(1,750,000)	(1,750)	(4,459,500)	(4,460)	4,634	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(143,481)	-	-	(143,481)

Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(252,285)	-	(252,285)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,819,019)	(2,819,019)

Balance, June 30, 2015	23,155,223	$2,159,686	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	250,000	$250	1,210,000	$1,210	$21,039,089	$(252,285)	$(17,502,271)	$5,446,679

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,819,019)	$(2,637,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	580,008	202,376
Depreciation and amortization	8,015	7,784
Amortization of loan costs	26,844	26,845
Changes in assets - (increase) decrease:
Other receivables	(79,714)	-
Prepaid expenses	(14,527)	-
Deposits	3,490	-
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	342,021	(177,257)
Deferred rent	(8,315)	(7,132)
Deferred salary	(147,904)	444,977

NET CASH USED IN OPERATING ACTIVITIES	(2,109,101)	(2,140,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(3,529,882)	(1,420,002)
Loans receivable repaid	584,186	49,995
Purchase of property & equipment	(19,117)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,964,813)	(1,370,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,175,000
Proceeds from short-term loans	400,000	350,000
Payments on short-term loans	(400,000)	(490,000)
Deposit on preferred shares to be issued	-	375,011
Preferred dividends paid	(113,892)	(29,918)
Proceeds from issuance of preferred stock	5,687,714	-
Proceeds from issuance of common stock	-	2,192,083

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,573,822	3,572,176

NET INCREASE IN CASH AND CASH EQUIVALENTS	499,908	61,958

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	433,712	281,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$933,620	$343,837

Supplemental disclosures:
Interest paid in cash	$413,565	$178,492
Income taxes paid in cash	$-	$-
Issuance of common stock in lieu of payment of defered salary	$-	$444,977
Issuance of common stock in lieu of loan payments	$-	$200,000
Issuance of preferred stock in lieu of consulting fees	$279,500	$-

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended June 30, 2015 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2014, contained in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended, dated April 30, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured $5,000 consumer loans over a five-year term through its subsidiaries, Investment Evolution Corporation and IEC SPV, LLC. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Arizona, California, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 14 states and offers all loans within the prevailing statutory rates.

Basis of Accounting

These consolidated financial statements include the operations of IEG Holdings Corporation and its wholly-owned subsidiaries, Investment Evolution Global Corporation, Investment Evolution Corporation, Investment Evolution Canada LLC, Investment Evolution Philippines Corporation and IEC SPV, LLC (collectively the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the consumer finance industry.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. It also has to repay its senior debt, using 100% of the proceeds from the consumer loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital sufficient to continue operations. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Arizona, California, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the six months ended June 30, 2015, the Company originated $5,000 and $10,000 loans over a five-year term and during the six months ended June 30 2014, the Company originated $2,000, $3,000, $5,000 and $10,000 loans with terms ranging from three to five years. In June 2015, the Company streamlined its product offering to $5,000 over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2015, 68 loans with a total balance of $339,056 were delinquent.

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

Our portfolio of loans receivable consists of a large number of relatively small, homogenous accounts. The allowance for credit losses is determined using a systematic methodology, based on a combination of historical bad debt of comparable companies. Impaired loans are considered separately and 100% charged off.

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

Loan Costs

Loan costs consist of broker success fees and legal fees related to the credit facility. These costs are amortized over four years, the period of the credit facility. Accumulated amortization of loan costs amounted to $154,548 and $127,704 at June 30, 2015 and December 31, 2014, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $315,624 and $145,752 for the six months ended June 30, 2015 and 2014, respectively. Advertising costs amounted to $225,645 and $94,057 for the three months ended June 30, 2015 and 2014, respectively.

Earnings and loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 100-for-1 reverse split that occurred on June 17, 2015.

Reclassifications

Certain numbers from 2014 have been reclassified to conform to the current year presentation.

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

2.	LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Loans receivable	$7,606,151	$4,913,279
Allowance for credit losses	(924,147)	(596,963)
Loans receivable, net	6,682,004	4,316,316
Loan receivables, current	917,351	567,164
Loan receivables, non current	$5,764,653	$3,749,152

A reconciliation of the allowance for credit losses consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Beginning balance	$596,963	$61,319
Provision for credit losses	580,008	614,684
Loans charged off	(252,824)	(79,040)
Ending balance	$924,147	$596,963
Basis of Assessment:
Individually	$-	$-
Collectively	$924,147	$596,963

The following is an age analysis of past due receivables as of June 30, 2015 and December 31, 2014:

							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	Greater Than	Total Past		Financing	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
June 30,2015	$123,765	$121,704	$212,447	$457,916	$7,148,235	$7,606,151	$212,447
December 31, 2014	$65,684	$76,198	$124,397	$266,279	$4,647,000	$4,913,279	$124,397

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of June 30, 2015 and December 31, 2014 by credit quality indicator:

Credit Score	June 30, 2015	December 31, 2014
Below 550	$-	$-
551-600	271,874	299,040
601-650	3,395,473	2,180,507
651-700	2,840,312	1,737,587
701-750	891,457	558,305
751-800	164,190	113,581
801-850	42,845	24,259
	$7,606,151	$4,913,279

3.	PROPERTY AND EQUIPMENT

At June 30, 2015 and December 31, 2014, property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Computer equipment	$132,016	$120,513
Furniture and fixtures	27,937	22,323
Leasehold improvements	57,102	55,102
	217,055	197,938
Less accumulated depreciation and amortization	169,853	161,838
Total	$47,202	$36,100

Depreciation of property and equipment amounted to $8,015 and $7,784 during the six months ended June 30, 2015 and 2014, respectively. Depreciation amounted to $4,192 and $3,892 for the three months ended June 30, 2015 and June 30, 2014. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4.	SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $2,230,000 outstanding at June 30, 2015 and December 31, 2014, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016.

The credit facility is also subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the six months ended June 30, 2015 and June 30, 2014 was $51,551 and $0 respectively.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Future minimum principal payments on the credit facility at June 30, 2015 are as follows:

Years ending
June 30
2016	2,230,000
$2,230,000

5.	WORKING CAPITAL LOANS

On April 13, 2015, the Company secured a $200,000 working capital loan to expand from Dr. L. Prasad, an investor in the Company. On June 24, 2015, the Company repaid $230,000 which comprised $200,000 principal and a $30,000 facility fee which was recorded as interest expense.

On April 13, 2015, the Company secured a $100,000 working capital loan to expand from Domenic Tacca, an investor in the Company. On June 24, 2015, the Company repaid $115,000 which comprised $100,000 principal and a $15,000 facility fee which was recorded as interest expense.

On April 13, 2015, the Company secured a $100,000 working capital loan to expand from CT Super, an investor in the Company. On June 24, 2015, the Company repaid $115,000 which comprised $100,000 principal and a $15,000 facility fee which was recorded as interest expense.

6.	STOCKHOLDERS’ EQUITY

The aggregate number of shares which the Company has the authority to issue is 3,050,000,000 shares, of which 3,000,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock , par value $0.001 per shares. At June 30, 2015, the Company had 23,155,223 shares of common stock issued and outstanding. At June 30, 2015, the Company also had 1,000,000, 250,000 and 1,210,000 shares of Series A, Series F, and Series G preferred stock, respectively, issued and outstanding, and no shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof.

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

Series A Preferred Stock

During the six months ended June 30, 2015 and 2014, the Company issued 0 and 1,000,000 shares of Series A convertible preferred stock, respectively, with a par value of $0.001 per share. Each share is convertible into 4 shares of common stock at the option of the holder any time after December 31, 2014. The holder of the shares is also entitled to vote at a ratio of 1001 votes for each share of preferred stock.

Series F Preferred Stock

During the six months ended June 30, 2015 and 2014, the Company issued 600,000 and 0 shares of Series F convertible preferred stock, respectively, with a par value of $0.001 per share. The Company also issued 1,400,000 shares of Series F preferred stock with a par value of $0.001 per share on November 19, 2014.

On June 30, 2015 and upon notice provided by the holder to the Company, a holder had the right to convert, at face value per share, all or any portion of their Series F preferred shares into shares of our common stock on the basis of 3,636/10,000 (0.3636) shares of common stock for each share of Series F preferred stock so converted, or if the holder elects to convert on December 31, 2015, such shares shall be converted on the basis of 3,333/10,000 (0.3333) shares of common stock for each share of Series F preferred stock. Effective June 30, 2015, holders of an aggregate of 1,750,000 shares of Series F preferred stock notified the Company of their intent to convert their Series F shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 636,300 shares of common stock to such Series F holders.

The holder of the shares is also entitled to vote at a ratio of 0.34 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Series G Preferred Stock

During the six months ended June 30, 2015 and 2014, the Company issued 5,669,500 and 0 shares of Series G convertible preferred stock, respectively, with a par value of $0.001 per share.

On June 30, 2015 and upon notice provided by the holder to the Company, a holder had the right to convert, at face value per share, all or any portion of their Series G preferred shares into shares of our common stock on the basis of 2,105/10,000 (0.2105) shares of common stock for each share of Series G preferred stock so converted, or if the holder elects to convert on December 31, 2015, such shares shall be converted on the basis of 2,000/10,000 (0.2000) shares of our common stock for each share of Series G preferred stock. Effective June 30, 2015, holders of an aggregate of 4,459,500 shares of Series G preferred stock notified the Company of their intent to convert their Series G shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 937,820 shares of common stock to such Series G holders.

The holder of the shares is also entitled to vote at a ratio of 0.2 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

7.	CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Arizona, California, Florida, Georgia, Illinois, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through September 2016. Total rent expense for the six months ended June 30, 2015 and 2014 was $130,603 and $122,785 respectively. For three months ended June 30, 2015 and June 30, 2014, total rent expense was $57,100 and $56,461 respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases in excess of one year as of June 30, 2015:

Twelve months ending
June 30, 2015
2016	$185,606
2017	$31,850

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

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Employment Contract

The Company has a professional employment contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $500,000 salary plus health insurance for the six months ended June 30, 2015. The Company is obligated to pay its CEO $1,000,000 salary annually plus health insurance, with a discretionary bonus to be determined by the IEG Holdings Corporation Board on December 31, 2015.

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

Net Profit Interest

The Company has a net profit interest agreement with its lender, under which the Company pays 20% of its subsidiary IEC SPV LLC’s net profit to the lender (see note 4).

9.	RELATED PARTY TRANSACTIONS

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Employment Agreement totaled $500,000 for the six months ended June 30, 2015.

Compensation to our Chief Executive Officer under the Professional Employment Agreement totaled $500,000 for the six months ended June 30, 2014. $444,977 was offset against common stock subscription.

Consulting Fees

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $12,500 and $0, respectively, to Gilmour & Company Pty Ltd. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Gilmour & Company Pty Ltd. Gilmour & Company Pty Ltd is owned by Ian Gilmour, a director of IEG Holdings Corporation.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $12,500 and $0, respectively, to Matthew Banks. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Matthew Banks. Matthew Banks is a director of IEG Holdings Corporation.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $12,500 and $0, respectively, to Harold Hansen. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Harold Hansen. Harold Hansen a director of IEG Holdings Corporation.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred director fees totaling $4,500 and $0 to Comms Watch Pty Ltd. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred $0 director fees to Comms Watch Pty Ltd. Comms Watch Pty Ltd is owned by Damien Mathieson, the brother of our Chief Executive Officer.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $190,414 and $160,975, respectively, to Clem Tacca and related entities. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $120,250 and $80,488, respectively, to Clem Tacca and related entities. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $44,750 and $0, respectively, to Ascendant SC Pty Ltd. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $44,750 and $0, respectively, to Ascendant SC Pty Ltd. The $25,000 consulting fees incurred were offset as consideration for Series G Preferred Stock on June 19, 2015. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $249,500 and $150,473, respectively, to Frank Wilkie and related entities. During the three months ended June 30, 2015 and June 30, 2014 the Company incurred consulting fees totaling $171,000 and $150,473, respectively, to Frank Wilkie and related entities. $25,000 of the $249,500 consulting fees incurred in the six months ended June 30, 2015 was paid, with the remaining $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015. Frank Wilkie is a shareholder of IEG Holdings Corporation.

10.	SUBSEQUENT EVENTS

Conversion of Senior Debt Facility to Term Loan

Effective July 15, 2015, our $10 million credit facility was converted to a term loan. The terms of the new loan call for monthly principal and interest payments equal to 100% of the consumer loan proceeds. The Company intends to use proceeds from capital raise to fund its operations and to continue funding the future consumer loans. The balance outstanding on the credit facility was $2,230,000 at June 30, 2015, and is expected to be paid through June 2016.

Dissolution of Subsidiary Companies

On August 11, 2015, the Company dissolved subsidiary companies, Investment Evolution Philippines Corporation and Investment Evolution Canada, LLC, and will no longer be pursuing international expansion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 14 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 online personal loans range from 23.9%-29.9% APR and all are unsecured over a five-year term. We have a five-year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2014 and the first six months of 2015, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock that generated over $10 million investment into the Company.

We operate in one business segment: Consumer Loans.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Interest Revenue

For the six months ended June 30, 2015, interest revenue increased to $777,739, compared to $93,459 for the six months ended June 30, 2014. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the six months ended June 30, 2015, other revenue increased to $19,323, compared to $1,213 for the six months ended June 30, 2014. Other revenue consisted of decline lead revenue, late/dishonor fees, rental income and other miscellaneous income, and the increase was attributable to increased decline lead revenue through improved decline lead monetization processes and rental income from the subleased Chicago office.

Salaries and Wages Expenses

For the six months ended June 30, 2015, salaries and wages expenses increased to $832,850, compared to $740,782 for the six months ended June 30, 2014. The increase was primarily attributable to hiring additional staff as required to manage growth in loan originations and servicing of our larger loan book.

Other Operating Expenses

For the six months ended June 30, 2015, other operating expenses increased to $576,280, compared to $386,937 for the six months ended June 30, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the six months ended June 30, 2015, consulting fees increased to $622,813, compared to $589,068 for the six months ended June 30, 2014. The increase was primarily due to timing of one-off capital raising fees incurred.

Provision for Credit Losses

For the six months ended June 30, 2015, the provision for credit losses expense increased to $580,008, compared to $202,376 for the six months ended June 30, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from the same period in the prior year was due to the significantly larger loans receivable outstanding balance of $7,606,151 at June 30, 2015 compared to loans receivable outstanding of $1,822,475 at June 30, 2014.

Advertising

For the six months ended June 30, 2015, advertising expenses increased to $315,624, compared to $145,752 for the six months ended June 30, 2014. This increase is attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the six months ended June 30, 2015, rent expense increased to $130,603, compared to $122,785 for the six months ended June 30, 2014. The increase in rent is due to one-off other occupancy costs which were included in rent expense, including relocation expenses.

Travel, Meals and Entertainment

For the six months ended June 30, 2015, travel, meals and entertainment expenses decreased to $75,910, compared to $255,350 for the six months ended June 30, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The decrease is attributable to a number of prior year expenses being submitted and reimbursed at June 30, 2014.

Depreciation and Amortization

For the six months ended June 30, 2015, depreciation and amortization marginally increased to $8,015, compared to $7,784 for the six months ended June 30, 2014. The minimal movement was in line with expectations.

Interest Expense

For the six months ended June 30, 2015, interest expense increased to $474,227, compared to $233,695 for the six months ended June 30, 2014. The increase is due to interest paid on working capital loans and preferred stock deposits.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Interest Revenue

For the three months ended June 30, 2015, interest revenue increased to $438,263, compared to $60,266 for the three months ended June 30, 2014. This increase due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended June 30, 2015, other revenue increased to $18,463, compared to $590 for the three months ended June 30, 2014. Other revenue consisted of decline lead revenue, late/dishonor fees, rental income and other miscellaneous income, and the increase was attributable to increased decline lead revenue through improved decline lead monetization processes and rental income from the subleased Chicago office.

Salaries and Wages Expenses

For the three months ended June 30, 2015, salaries and wages expenses increased to $407,624, compared to $389,153 for the three months ended June 30, 2014. The increase was primarily attributable to hiring additional staff as required to manage growth in loan originations and servicing of our larger loan book.

Other Operating Expenses

For the three months ended June 30, 2015, other operating expenses increased to $352,185, compared to $259,614 for the three months ended June 30, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the three months ended June 30, 2015, consulting fees decreased to $445,849, compared to $492,978 for the three months ended June 30, 2014. The decrease was attributable to timing of one-off capital raising fees incurred.

Provision for Credit Losses

For the three months ended June 30, 2015, the provision for credit losses expense increased to $428,604, compared to $176,425 for the three months ended June 30, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to the significantly larger loans receivable outstanding balance of $7,606,151 at June 30, 2015 compared to loans receivable outstanding of $1,822,475 at June 30, 2014.

Advertising

For the three months ended June 30, 2015, advertising expenses increased to $225,645, compared to $94,057 for the three months ended June 30, 2014. The increase was attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended June 30, 2015, rent expense marginally increased to $57,100, compared to $56,461 for the three months ended June 30, 2014. The minimal movement was in line with expectations.

Travel, Meals and Entertainment

For the three months ended June 30, 2015, travel, meals and entertainment expenses decreased to $47,121, compared to $233,340 for the three months ended June 30, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The decrease is attributable to a number of prior year expenses being submitted and reimbursed at June 30, 2014.

Depreciation and Amortization

For the three months ended June 30, 2015, depreciation and amortization marginally increased to $4,192, compared to $3,892 for the three months ended June 30, 2014. The minimal movement was in line with expectations.

Interest Expense

For the three months ended June 30, 2015, interest expense increased to $333,108, compared to $89,731 for the three months ended June 30, 2014. The increase is due to interest paid on working capital loans and preferred stock deposits.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $933,620 as of June 30, 2015, compared to $433,712 as of December 31, 2014. The increase was due to timing of cash received from deposits on preferred shares.

Loans Receivable

We had net loan receivables of $6,682,004 as of June 30, 2015, as compared to $4,316,316 as of December 31, 2014. The increase was due to our continued growth in loan originations.

Other Receivables

We had other receivables of $105,596 as of June 30, 2015, as compared to $25,882 as of December 31, 2014. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at June 30, 2015. The increase in other receivables is primarily due to the increase in accrued interest receivable due to our significantly larger loan book.

Property and Equipment

We had net property and equipment of $47,202 as of June 30, 2015 as compared to $36,100 as of December 31, 2014. The minimal movement was in line with expectations.

Loan Costs

Our net loan costs decreased from $77,781 as of December 31, 2014 to $50,937 as of June 30, 2015 due to amortization of capitalized loan costs.

 Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $172,932 as of June 30, 2015, compared to $172,139 as of December 31, 2014. The minimal movement was in line with expectations.

CEO Accrued Wages

We had CEO accrued wages of $0 as of June 30, 2015, compared to $106,588 as of December 31, 2014. The reduction in accrued wages is due to CEO wages being paid in full in the current period and so no accrual required.

Senior Debt

We had senior debt of $2,230,000 as of June 30, 2015 and December 31, 2014. This senior debt comprises advances from our $10 million revolving facility. This credit facility was converted into a term loan in July 2015 and will be repaid through June, 2016.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $2,109,101 during the six months ended June 30, 2015, compared to $2,140,211 during the six months ended June 30, 2014, and this increase is in line with expectations due to the continued growth or our loan book and associated higher operating expenses. We used net cash from investing activities of $2,964,813 during the six months ended June 30, 2015, compared to $1,370,007 during the six months ended June 30, 2014. The increase in cash used in investing activities is primarily due to an increase in loans receivable originated.

We were provided $5,573,822 of net cash from financing activities during the six months ended June 30, 2015, compared to $3,572,176 during the same period in 2014. The increase is attributable to proceeds from preferred stock of $5,687,714 received in the six months ended June 30, 2015.

At June 30, 2015, we had cash on hand of $933,620, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity, preferred stock, and debt capital raisings. The Company also has to repay its senior debt, using 100% of the proceeds from consumer loans. The senior debt matures on June 1, 2016. Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

The credit facility is also subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the six months ended June 30, 2015 and June 30, 2014 was $53,111 and 0 respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. It also has to repay its senior debt, using 100% of the proceeds from the consumer loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital sufficient to continue operations through January 2017. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2015, 68 loans with a total balance of $339,056 were delinquent.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the quarter ended June 30, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation of IEG Holdings Corporation, effective February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation, effective March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.3 3.4 3.5

Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation, effective October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2015).

Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 18, 2015).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form S-1/A filed with the SEC on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.6	Australian Rights Sales Agreement by and between IEG Holdings Limited and Investment Evolution Global Corporation, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1/A filed with the SEC on February 13, 2015).

10.7	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on April 9, 2015).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: August 17, 2015	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief
Financial Officer (principal executive officer,
principal financial officer and principal accounting
officer)

