Form 10-Q
period 2015-09-30
IEG Holdings Corp
filed 2015-10-30
CIK 1627811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55463

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

As of October 30, 2015, there were 27,481,309 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our prospectus filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended, dated August 28, 2015, as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,697,982	$433,712
Loans receivable - current, net, note 2	1,008,423	567,164
Other receivables	106,955	25,882
Prepaid expenses	10,384	-

TOTAL CURRENT ASSETS	2,823,744	1,026,758

PROPERTY AND EQUIPMENT, net, note 3	43,010	36,100

LOANS RECEIVABLE - LONG TERM, net, note 2	5,751,796	3,749,152

OTHER ASSETS
Security deposits	35,839	39,329
Loan costs, net	-	77,781

TOTAL OTHER ASSETS	35,839	117,110

TOTAL ASSETS	$8,654,389	$4,929,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$48,437	$172,139
Deferred rent	15,643	28,429
CEO accrued wages, note 9	-	106,588

TOTAL CURRENT LIABILITIES	64,080	307,156

LONG-TERM LIABILITIES
Senior debt - long-term, note 4	-	2,230,000
Deposit on preferred stock	60,000	-

TOTAL LIABILITIES	124,080	2,537,156

COMMITMENTS AND CONTINGENCIES, note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 2,460,000 shares issued and outstanding, note 6	2,460	2,400
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 27,481,309 and 21,581,103 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively, note 6	2,164,012	2,158,111
Additional paid-in capital	25,286,442	14,914,705
Accumulated deficit	(18,922,605)	(14,683,252)

TOTAL STOCKHOLDERS’ EQUITY	8,530,309	2,391,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,654,389	$4,929,120

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months		Nine Months
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Interest revenue	$520,373	$144,059	$1,298,112	$237,519
Other revenue	19,494	1,100	29,217	2,313

TOTAL REVENUES	539,867	145,159	1,327,329	239,832

OPERATING EXPENSES
Salaries and wages	718,532	914,610	1,551,382	1,655,392
Other operating expenses	329,441	222,623	905,721	657,508
Consulting	282,189	88,955	905,002	678,023
Provision for credit losses	213,611	142,182	793,619	344,558
Advertising	211,828	142,787	527,452	288,539
Rent	57,372	69,404	187,975	192,189
Travel, meals and entertainment	25,718	32,023	101,628	287,373
Depreciation and amortization	4,192	3,747	12,207	11,531

TOTAL OPERATING EXPENSES	1,842,883	1,616,331	4,984,986	4,115,113

LOSS FROM OPERATIONS	(1,303,016)	(1,471,172)	(3,657,657)	(3,875,281)

OTHER INCOME (EXPENSE)
Interest expense	(122,225)	(199,986)	(596,452)	(433,681)
Miscellaneous income (expense)	4,906	-	14,756	-

TOTAL OTHER INCOME (EXPENSE)	(117,319)	(199,986)	(581,696)	(433,681)

NET LOSS	$(1,420,335)	$(1,671,158)	$(4,239,353)	$(4,308,962)

Net loss per share, basic and diluted *	$(0.06)	$(0.11)	$(0.19)	$(0.37)

Weighted average number of shares, basic and diluted *	24,518,881	15,711,788	22,571,123	11,668,035

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2014 THROUGH SEPTEMBER 30, 2015

			Preferred Stock														Additional
	Common Stock *		Series A		Series B		Series C		Series D		Series E		Series F		Series G		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, January 1, 2014	9,567,228	956,723	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,323,319	-	(9,281,498)	(2,001,456)

Issuance of shares at $0.50	6,119,914	611,991															2,447,966	-	-	3,059,957

Issuance of shares at $1.00, $1.50 and $2.00	3,038,844	303,885															2,791,833	-	-	3,095,718

Issuance of Preferred Shares	-	-	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	-	-	999,000	-	-	1,000,000

Issuance of Preferred Shares	-	-	-	-	410,000	410	-	-	-	-	-	-	-	-	-	-	409,590	-	-	410,000

Issuance of Preferred Shares	-	-	-	-	-	-	400,025	400	-	-	-	-	-	-	-	-	399,625	-	-	400,025

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	173,000	173							172,827	-	-	173,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	461,000	461	-	-	-	-	460,539	-	-	461,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	1,400,000	1,400	-	-	1,398,600	-	-	1,400,000

Conversion of Preferred Shares to Common Shares	2,855,117	285,512	-	-	(410,000)	(410)	(400,025)	(400)	(173,000)	(173)	(461,000)	(461)	-	-	-	-	(284,068)	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,526)	-	-	(204,526)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,401,754)	(5,401,754)

Balance, December 31, 2014	21,581,103	$2,158,111	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	1,400,000	$1,400	-	$-	$14,914,705	$-	$(14,683,252)	$2,391,964

Issuance of shares at $1.00	4,326,086	4,326															4,321,760			4,326,086

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	600,000	600	5,669,500	5,670	6,263,231	-	-	6,269,500

Conversion of Preferred Shares to Common Shares	1,574,120	1,575	-	-	-	-	-	-	-	-	-	-	(1,750,000)	(1,750)	(4,459,500)	(4,460)	4,634	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(217,888)	-	-	(217,888)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,239,353)	(4,239,353)

Balance, September 30, 2015	27,481,309	$2,164,012	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	250,000	$250	1,210,000	$1,210	$25,286,442	$-	$(18,922,605)	$8,530,309

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,239,353)	$(4,308,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	793,619	344,558
Depreciation and amortization	12,207	11,531
Amortization of loan costs	77,781	40,267
Changes in assets - (increase) decrease:
Other receivables	(81,073)	-
Prepaid expenses	(10,384)	(70,570)
Deposits	3,490	-
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	410,048	74,898
Dividends Payable		51,011
Deferred rent	(12,786)	(7,132)
Deferred salary	97,724	1,225,000

NET CASH USED IN OPERATING ACTIVITIES	(2,948,727)	(2,639,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(4,271,850)	(2,587,016)
Loans receivable repaid	1,034,328	177,864
Advances to officer	-	(427,196)
Purchase of property & equipment	(19,117)	(2,646)

NET CASH USED IN INVESTING ACTIVITIES	(3,256,639)	(2,838,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,730,000
Proceeds from short-term loans	400,000	640,000
Payments on short-term loans	(400,000)	(690,000)
Repayment of senior debt	(2,230,000)	-
Deposit on stock to be issued	-	288,029
Deposit on preferred shares to be issued	60,000	1,170,061
Preferred dividends paid	(217,888)	(29,918)
Proceeds from issuance of preferred stock	5,940,000	-
Proceeds from issuance of common stock	3,917,524	4,455,650

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,469,636	7,563,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,264,270	2,085,429

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	433,712	281,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,697,982	$2,367,308

Supplemental disclosures:
Interest paid in cash	$504,500	$320,379
Income taxes paid in cash	$-	$-
Advance officer offset against accrued wages and accrued expenses	$-	$526,305
Issuance of stock in lieu of payment of accrued compensation	$261,608	$975,484
Issuance of common stock in lieu of repayment of short term loan	$-	$90,000
Issuance of preferred stock in lieu of consulting fees	$279,500	$-
Issuance of common stock in lieu of consulting fees	$146,954	$-

*The consolidated financial statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended September 30, 2015 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2014, contained in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended, dated August 28, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured $5,000 consumer loans over a five-year term through its subsidiaries Investment Evolution Corporation and IEC SPV, LLC. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 16 states and offers all loans within the prevailing statutory rates.

Basis of Accounting

These consolidated financial statements include the operations of IEG Holdings Corporation and its wholly-owned subsidiaries, Investment Evolution Corporation and IEC SPV, LLC (collectively, the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

In August 2015, the Company dissolved redundant subsidiary companies Investment Evolution Philippines Corporation, Investment Evolution Global Corporation and Investment Evolution Canada, LLC, as it no longer has plans to pursue international expansion.

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the consumer finance industry.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is increasing its revenue and management intends to seek additional capital sufficient to continue operations. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the nine months ended September 30, 2015, the Company originated $5,000 and $10,000 loans over a five-year term and during the nine months ended September 30 2014, the Company originated $2,000, $3,000, $5,000 and $10,000 loans with terms ranging from three to five years. In June 2015, the Company streamlined its product offering to $5,000 loans over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2015, 98 loans with a total balance of $448,939 were delinquent.

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

Operating Leases

The Company’s office leases all expire (unless renewed) during 2016.

Loan Costs

Loan costs consisted of broker success fees and legal fees related to the credit facility. These costs were amortized over the period of the credit facility. Accumulated amortization of loan costs amounted to $127,704 at December 31, 2014. The loan costs were fully amortized at September 30, 2015 as the credit facility was repaid in full on August 21, 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $527,452 and $288,539 for the nine months ended September 30, 2015 and 2014, respectively. Advertising costs amounted to $211,828 and $142,787 for the three months ended September 30, 2015 and 2014, respectively.

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

Reclassifications

Certain numbers from the prior period have been reclassified to conform to the current year presentation.

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

2.	LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Loans receivable	$7,695,184	$4,913,279
Allowance for credit losses	(934,965)	(596,963)
Loans receivable, net	6,760,219	4,316,316
Loan receivables, current	1,008,423	567,164
Loan receivables, non current	$5,751,796	$3,749,152

A reconciliation of the allowance for credit losses consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Beginning balance	$596,963	$61,319
Provision for credit losses	793,619	614,684
Loans charged off	(455,617)	(79,040)
Ending balance	$934,965	$596,963
Basis of Assessment:
Individually	$-	$-
Collectively	$934,965	$596,963

The following is an age analysis of past due receivables as of September 30, 2015 and December 31, 2014:

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 91 Days	Total Past Due	Current	Total Financing Receivables
September 30, 2015	$178,105	$123,701	$325,239	$627,045	$7,068,139	$7,695,184
December 31, 2014	$65,684	$76,198	$124,397	$266,279	$4,647,000	$4,913,279

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of September 30, 2015 and December 31, 2014 by credit quality indicator:

Credit Score	September 30, 2015	December 31, 2014
Below 575	$-	$-
576-600	225,908	299,040
601-650	3,369,352	2,180,507
651-700	2,919,605	1,737,587
701-750	959,067	558,305
751-800	174,601	113,581
801-850	46,651	24,259
	$7,695,184	$4,913,279

3.	PROPERTY AND EQUIPMENT

At September 30, 2015 and December 31, 2014, property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Computer equipment	$132,016	$120,513
Furniture and fixtures	27,937	22,323
Leasehold improvements	57,102	55,102
	217,055	197,938

Less accumulated depreciation and amortization	174,045	161,838

Total	$43,010	$36,100

Depreciation of property and equipment amounted to $12,207 and $11,531 during the nine months ended September 30, 2015 and 2014, respectively. Depreciation amounted to $4,192 and $3,747 for the three months ended September 30, 2015 and September 30, 2014. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4.	SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $0 outstanding at September 30, 2015 and $2,230,000 outstanding at December 31, 2014, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the nine months ended September 30, 2015 and September 30, 2014 was $69,297 and $0 respectively. All loans receivable of the company are pledged as collateral at September 30, 2015 for the fulfillment of the Net Profit calculation.

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

The aggregate number of shares which the Company has the authority to issue is 3,050,000,000 shares, of which 3,000,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At September 30, 2015, the Company had 27,481,309 shares of common stock issued and outstanding. At September 30, 2015, the Company also had 1,000,000, 250,000 and 1,210,000 shares of Series A, Series F, and Series G preferred stock, respectively, issued and outstanding, and no shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof.

The Preferred Stock accrues dividends at the rate of 12% per annum paid monthly for Series A, F and G, and 10% for Series H. Each series of preferred stock ranks pari-passu with each other series of preferred stock, and senior to the common stock of the Company, as to dividends, and upon liquidation, dissolution or a winding up of the Company. In the event of a liquidation or winding up of the Corporation, holders of the Preferred Stock shall be entitled to receive the Stated Value of $1 per share.

Series A Preferred Stock

During the nine months ended September 30, 2015 and 2014, the Company issued 0 and 1,000,000 shares of Series A convertible preferred stock, respectively, with a par value of $0.001 per share. Each share is convertible into 8 shares of common stock at the option of the holder any time after December 31, 2014. The holder of the shares is also entitled to vote at a ratio of 1001 votes for each share of preferred stock.

Series F Preferred Stock

During the nine months ended September 30, 2015 and 2014, the Company issued 600,000 and 0 shares of Series F convertible preferred stock, respectively, with a par value of $0.001 per share. The Company also issued 1,400,000 shares of Series F preferred stock with a par value of $0.001 per share on November 19, 2014.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series F preferred shares into shares of our common stock on the basis of 6,666/10,000 (0.6666) shares of common stock for each share of Series F preferred stock so converted. Effective June 30, 2015, holders of an aggregate of 1,750,000 shares of Series F preferred stock notified the Company of their intent to convert their Series F shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 636,300 shares of common stock to such Series F holders.

The holder of the shares is also entitled to vote at a ratio of 0.34 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Series G Preferred Stock

During the nine months ended September 30, 2015 and 2014, the Company issued 5,669,500 and 0 shares of Series G convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series G preferred shares into shares of our common stock on the basis of 4,000/10,000 (0.4000) shares of common stock for each share of Series G preferred stock so converted. Effective June 30, 2015, holders of an aggregate of 4,459,500 shares of Series G preferred stock notified the Company of their intent to convert their Series G shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 937,820 shares of common stock to such Series G holders.

The holder of the shares is also entitled to vote at a ratio of 0.2 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Series H Preferred Stock

During the nine months ended September 30, 2015 and 2014, the Company issued 0 and 0 shares of Series H convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of 2,666/10,000 (0.2666) shares of common stock for each share of Series H preferred stock so converted or if the holder elects to convert on June 30, 2016, such shares shall be converted on the basis of 2,500/10,000 (0.2500) shares of common stock for each share of Series H Preferred Stock.

The holder of the shares is also entitled to vote at a ratio of 0.13 votes for each share of preferred stock. Any time after June 30, 2016, the Company also has the right to redeem the shares at a redemption value of $1 per share.

7.	CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through September 2016. Total rent expense for the nine months ended September 30, 2015 and 2014 was $187,975 and $192,189 respectively. For three months ended September 30, 2015 and 2014, total rent expense was $57,372 and $69,404 respectively. The Company is responsible for certain operating expenses in connection with these leases. The future minimum rental payments required under non-cancelable operating leases as of September 30, 2015 is $116,612 to be paid within the next twelve months.

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

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $750,000 and health insurance plus a bonus of $225,000 for the nine months ended September 30, 2015 ($220,079 of the bonus was offset against common stock subscription). The Company is obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the IEG Holdings Corporation Board on December 31, 2015. The Board amended the contract as at September 30, 2015 and elected to pay $225,000 of the yearly discretionary bonus on September 30, 2015.

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

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $975,000 for the nine months ended September 30, 2015. $220,079 was offset against common stock subscription. Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $1,225,000 for the nine months ended September 30, 2014, of which $975,484 was offset against common stock subscription.

Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $475,000 for the three months ended September 30, 2015. $220,079 was offset against common stock subscription. Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $725,000 for the three months ended September 30, 2014, which was offset against common stock subscription.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $188,846 for the nine months ended September 30, 2015. $20,000 was offset against common stock subscription. Compensation to our Chief Operating Officer totaled $161,154 for the nine months ended September 30, 2014.

Compensation to our Chief Operating Officer totaled $79,231 for the three months ended September 30, 2015. $20,000 was offset against common stock subscription. Compensation to our Chief Operating Officer totaled $56,538 for the three months ended September 30, 2014.

VP Corporate Finance

Compensation to our VP Corporate Finance totaled $121,721 for the nine months ended September 30, 2015, of which $14,029 was offset against common stock subscription. Compensation to our VP Corporate Finance totaled $132,497 for the nine months ended September 30, 2014, of which $67,112 was offset against common stock subscription.

Compensation to our VP Corporate Finance totaled $48,644 for the three months ended September 30, 2015, of which $14,029 was offset against common stock subscription. Compensation to our VP Corporate Finance totaled $94,035 for the three months ended September 30, 2014, of which $67,112 was offset against common stock subscription.

Consulting Fees

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $20,000 and $0, respectively, to Gilmour & Company Pty Ltd. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Gilmour & Company Pty Ltd. Gilmour & Company Pty Ltd is owned by Ian Gilmour, a director of IEG Holdings Corporation.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $20,000 and $0, respectively, to Matthew Banks. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Matthew Banks. Matthew Banks is a director of IEG Holdings Corporation. $12,500 of the $20,000 consulting fees incurred in the nine months ended September 30, 2015 was paid, with the remaining $7,500 offset as consideration for common stock subscriptions by Ian Banks (Matthew Bank’s father).

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $20,000 and $0, respectively, to Harold Hansen. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $7,500 and $0, respectively, to Harold Hansen. Harold Hansen a director of IEG Holdings Corporation.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred director fees totaling $4,500 and $0 to Comms Watch Pty Ltd. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred $0 director fees to Comms Watch Pty Ltd. Comms Watch Pty Ltd is owned by Damien Mathieson, the brother of our Chief Executive Officer.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $257,266 and $316,019, respectively, to Clem Tacca and related entities. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $66,852 and $80,473, respectively, to Clem Tacca and related entities. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $44,750 and $10,000 respectively, to Ascendant SC Pty Ltd. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $0 and $10,000, respectively, to Ascendant SC Pty Ltd. $25,000 of the consulting fees incurred were offset as consideration for Series G Preferred Stock on June 19, 2015 and $10,000 of the consulting fees incurred were offset as consideration of common stock at September 30, 2014. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $373,954 and $150,473, respectively, to Frank Wilkie and related entities. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $124,454 and $0, respectively, to Frank Wilkie and related entities. $25,000 of the $373,954 consulting fees incurred in the nine months ended September 30, 2015 was paid, with $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015 and $124,454 offset as consideration for common stock subscriptions. Frank Wilkie is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $50,000 and $0, respectively, to Judith Willoughby and related entities. During the three months ended September 30, 2015 and September 30, 2014 the Company incurred consulting fees totaling $50,000 and $0, respectively, to Judith Willoughby and related entities. $30,000 of the $50,000 consulting fees incurred in the nine months ended September 30, 2015 was paid, with the remaining $20,000 offset as consideration for common stock subscriptions. Judith Willoughby is a shareholder of IEG Holdings Corporation.

10.	RIGHTS OFFERING AND CHANGE IN CONVERSION RATIO OF PREFERRED SHARES

Effective August 3, 2015, the Company commenced a rights offering to certain of its existing stockholders. Pursuant to the terms of the Series A preferred stock, the Series F preferred stock, the Series G preferred stock and the Series H preferred stock, as a result of the Company’s commencement of the rights offering, the Company adjusted the conversion ratio applicable to each series of preferred stock.

11.	SUBSEQUENT EVENTS

On October 22, 2015 the Company issued 160,000 Series H preference shares at $1 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 16 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 online personal loans range from 23.9%-29.9% APR and all are unsecured over a five-year term. We have a five-year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2014 and the first nine months of 2015, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Interest Revenue

For the nine months ended September 30, 2015, interest revenue increased to $1,298,112, compared to $237,519 for the nine months ended September 30, 2014. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the nine months ended September 30, 2015, other revenue increased to $29,217, compared to $2,313 for the nine months ended September 30, 2014. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to increased decline lead revenue through improved decline lead monetization processes.

Salaries and Wages Expenses

For the nine months ended September 30, 2015, salaries and wages expenses decreased to $1,551,382, compared to $1,655,392 for the nine months ended September 30, 2014. The decrease was primarily attributable to lower bonus costs in the period.

Other Operating Expenses

For the nine months ended September 30, 2015, other operating expenses increased to $905,721, compared to $657,509 for the nine months ended September 30, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the nine months ended September 30, 2015, consulting fees increased to $905,002, compared to $678,023 for the nine months ended September 30, 2014. The increase was attributable to timing of capital raising fees incurred with significant new equity being raised in the period.

Provision for Credit Losses

For the nine months ended September 30, 2015, the provision for credit losses expense increased to $793,619, compared to $344,558 for the nine months ended September 30, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from the same period in the prior year was due to the significantly larger loans receivable outstanding balance of $7,695,184 at September 30, 2015 compared to loans receivable outstanding of $2,849,114 at September 30, 2014.

Advertising

For the nine months ended September 30, 2015, advertising expenses increased to $527,452, compared to $288,539 for the nine months ended September 30, 2014. This increase is attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the nine months ended September 30, 2015, rent expense decreased to $187,975, compared to $192,189 for the nine months ended September 30, 2014. The minimal movement was in line with expectations.

Travel, Meals and Entertainment

For the nine months ended September 30, 2015, travel, meals and entertainment expenses decreased to $101,628, compared to $287,373 for the nine months ended September 30, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The decrease is attributable to a number of prior year expenses being submitted and reimbursed at June 30, 2014.

Depreciation and Amortization

For the nine months ended September 30, 2015, depreciation and amortization marginally increased to $12,207, compared to $11,530 for the nine months ended September 30, 2014. The minimal movement was in line with expectations.

Interest Expense

For the nine months ended September 30, 2015, interest expense increased to $596,452, compared to $433,681 for the nine months ended September 30, 2014. The increase is due to interest paid on working capital loans and preferred stock deposits.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Interest Revenue

For the three months ended September 30, 2015, interest revenue increased to $520,373, compared to $144,059 for the three months ended September 30, 2014. This increase due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended September 30, 2015, other revenue increased to $19,494, compared to $1,100 for the three months ended September 30, 2014. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to increased decline lead revenue through improved decline lead monetization processes.

Salaries and Wages Expenses

For the three months ended September 30, 2015, salaries and wages expenses decreased to $718,532, compared to $914,610 for the three months ended September 30, 2014. The decrease was primarily attributable to lower bonus costs in the period.

Other Operating Expenses

For the three months ended September 30, 2015, other operating expenses increased to $329,441, compared to $222,624 for the three months ended September 30, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the three months ended September 30, 2015, consulting fees increased to $282,189, compared to $88,955 for the three months ended September 30, 2014. The increase was attributable to timing of capital raising fees incurred with significant new equity being raised in the period.

Provision for Credit Losses

For the three months ended September 30, 2015, the provision for credit losses expense increased to $213,611, compared to $142,182 for the three months ended September 30, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to the significantly larger loans receivable outstanding balance of $7,695,184 at September 30, 2015 compared to loans receivable outstanding of $2,849,114 at September 30, 2014.

Advertising

For the three months ended September 30, 2015, advertising expenses increased to $211,828, compared to $142,787 for the three months ended September 30, 2014. The increase was attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended September 30, 2015, rent expense marginally decreased to $57,372, compared to $69,404 for the three months ended September 30, 2014. The minimal movement was in line with expectations.

Travel, Meals and Entertainment

For the three months ended September 30, 2015, travel, meals and entertainment expenses decreased to $25,718, compared to $32,023 for the three months ended September 30, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The minimal movement was in line with expectations.

Depreciation and Amortization

For the three months ended September 30, 2015, depreciation and amortization marginally increased to $4,192, compared to $3,746 for the three months ended September 30, 2014. The minimal movement was in line with expectations.

Interest Expense

For the three months ended September 30, 2015, interest expense decreased to $122,225, compared to $199,986 for the three months ended September 30, 2014. The decrease is due to repayment of BFG loan facility in August 2015.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $1,697,982 as of September 30, 2015, compared to $433,712 as of December 31, 2014. The increase was due to significant capital raising of both common and preferred shares.

Loans Receivable

We had net loan receivables of $6,760,219 as of September 30, 2015, as compared to $4,316,316 as of December 31, 2014. The increase was due to our continued growth in loan originations.

Other Receivables

We had other receivables of $106,955 as of September 30, 2015, as compared to $25,882 as of December 31, 2014. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at September 30, 2015. The increase in other receivables is primarily due to the increase in accrued interest receivable due to our significantly larger loan book.

Property and Equipment

We had net property and equipment of $43,010 as of September 30, 2015 as compared to $36,100 as of December 31, 2014. The minimal movement was in line with expectations.

Loan Costs

Our net loan costs decreased from $77,781 as of December 31, 2014 to $0 as of September 30, 2015 due to the full amortization of capitalized loan cost upon the full repayment of the BFG loan facility in August 2015.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $48,437 as of September 30, 2015, compared to $172,139 as of December 31, 2014. The decrease was due to management’s decision to pay a number of September expenses in full in the current period so no accrual required.

CEO Accrued Wages

We had CEO accrued wages of $0 as of September 30, 2015, compared to $106,588 as of December 31, 2014. The reduction in accrued wages is due to CEO wages being paid in full in the current period and so no accrual required.

Senior Debt

We had senior debt of $0 as of September 30, 2015 and $2,230,000 as of December 31, 2014. This senior debt comprised advances from our $10 million revolving facility. This credit facility was converted into a term loan in July 2015 and was fully repaid on August 21, 2015.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $2,948,727 during the nine months ended September 30, 2015, compared to $2,639,399 during the nine months ended September 30, 2014, and this increase is in line with expectations due to the continued growth or our loan book and associated higher operating expenses. We used net cash from investing activities of $3,256,639 during the nine months ended September 30, 2015, compared to $2,838,994 during the nine months ended September 30, 2014. The increase in cash used in investing activities is primarily due to an increase in loans receivable originated.

We were provided $7,469,636 of net cash from financing activities during the nine months ended September 30, 2015, compared to $7,563,822 during the same period in 2014. The funds were attributable to proceeds from preferred stock and proceeds from common stock received in the nine months ended September 30, 2015 and was a minimal change from the corresponding period in 2014.

At September 30, 2015, we had cash on hand of $1,697,982, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity capital raisings.

The credit facility is also subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan was repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the nine months ended September 30, 2015 and 2014 was $69,297 and 0 respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is increasing its revenue and management intends to seek additional capital sufficient to continue operations. If the Company is not successful in raising sufficient capital, it may have to delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 60 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2015, 98 loans with a total balance of $448,939 were delinquent.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)	The Company entered into a professional consulting contract with Paul Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and a member of the Company’s board of directors, on September 30, 2015 with an effective date as of January 1, 2015. Pursuant to the terms of the professional consulting contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company, including services to be provided by IEG Holdings Corporation to Investment Evolution Corporation. The professional consulting contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by the Company’s board of directors. Pursuant to the terms of the professional consulting contract, the Company’s board of directors authorized a portion in the amount of $225,000 of the 2015 bonus to be paid to Mr. Mathieson on September 30, 2015 for services previously rendered by Mr. Mathieson from January 1, 2015 to September 30, 2015.

b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors during the quarter ended September 30, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2015).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 18, 2015).

3.6	Articles of Amendment effective September 10, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2015).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the SEC on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

4.2	Form of Warrant Agency Agreement by and between IEG Holdings Corporation and VStock Transfer (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed with the SEC on October 29, 2015).

4.3	Form of Representative’s Warrant between IEG Holdings Corporation and Aegis Capital Corp. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed with the SEC on October 29, 2015).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.6	Australian Rights Sales Agreement by and between IEG Holdings Limited and Investment Evolution Global Corporation, dated as of June 30, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed with the SEC on February 13, 2015).

10.7	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the SEC on April 9, 2015).

10.8*+	Professional Consulting Contract, dated September 30, 2015 but effective as of January 1, 2015, by and between IEG Holdings Corporation and Paul Mathieson.

10.9*+	Professional Consulting Contract, dated September 30, 2014 but effective as of January 1, 2014, by and between Investment Evolution Global Corporation and Paul Mathieson.

10.10*+	Professional Employee Contract, dated February 22, 2012, by and between Investment Evolution Global Corporation and Paul Mathieson.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: October 30, 2015	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

