Form 10-K
period 2015-12-31
IEG Holdings Corp
filed 2016-02-18
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55463

IEG Holdings Corporation

(Exact name of registrant as specified in its charter)

Florida	90-1069184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6160 West Tropicana Ave, Suite E-13
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 227-5626

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

[X] Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $493,567,050 based on the last reported sale price of our common stock on the OTCQB, which was $27.50 per share on June 30, 2015.

As of February 15, 2016, there were 28,877,999 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

We provide online unsecured $5,000 consumer loans under the consumer brand Mr. Amazing Loans via our website and online application portal at www.mramazingloans.com. We commenced business in 2010, opening our first office in Las Vegas, Nevada. Since March 2013, we have been engaged in the business of providing unsecured consumer loans ranging from $2,000 - $10,000 and offer loans online under the consumer brand “Mr. Amazing Loans”. Beginning in mid-2015, we changed our loan terms, such that we only offer $5,000 loans over a five-year term. Since 2013, we have since obtained additional state lending licenses and are currently licensed and originating direct consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia. Loans are now provided to residents of these states via our online application and distribution network, with all loans originated, processed and serviced out of our centralized Las Vegas head office thereby eliminating the need for physical offices in the states where we are licensed to operate.

Our strategy is to address the market needs of underbanked consumers that tend to be ignored by mainstream institutional credit providers such as banks and credit unions, and charged excessive fees and interest by fringe lenders such as payday lenders. In the current global environment, we believe there is a substantial need and opportunity for the small personal loans we offer.

All of our personal loans are offered at prevailing statutory rates with fixed affordable repayments and no prepayment penalties. We conduct full underwriting on all applications including credit checks and review of bank statements to ensure customers have capacity to repay their loans, and have designed our loans to help customers reach a stronger financial position.

We plan to continue expanding our state coverage in 2016 by obtaining state lending licenses in eight additional states, increasing our coverage to 25 states and approximately 240 million people. As soon as we receive new state licenses we will turn on our existing online marketing and distribution channels which we expect will generate immediate business at a customer acquisition cost within our desired budget.

Market

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Deposit Insurance Corporation, 7.7 percent (1 in 13) of households in the United States were unbanked in 2013. This proportion represented nearly 9.6 million households. According to the Center for Financial Services December 2015 report, the rapid rise of short term credit, which grew 37% from 2012 to 2014, while single payment credit grew only 0.1% over the same period, is starkly apparent. With anticipated regulatory changes likely to alter the feasibility of offering loans due in one lump sum, many companies are investing more heavily in installment-based credit products, while new players are seeking to upend the economics of small-dollar loans through online channels and alternative underwriting. The strong marketing and new account approval rates of subprime credit cards have also provided consumers with increased access to funds available on a short-term basis. Together, these shifts in the consumer lending industry suggest that total revenue for short term credit products, sized at $29 billion in 2014, will soon outpace that of single payment credit products, sized at $38 billion for the same year. In fact, short term credit products already generate nearly twice as much annual revenue as single payment credit products.

Installment lending to non-prime consumers is one of the most highly fragmented sectors of the consumer finance industry. We are a state-licensed Internet-based personal loan company serving in the consumer installment lending industry. Our online lending platform provides the distribution network to efficiently address this growing market of consumers without the significant costs and overhead associated with an extensive branch network. We believe we are well positioned to capitalize on the significant growth and expansion opportunity created by the continued shift of consumers to online services, such as online banking and in our case online personal loans.

We are currently licensed and providing loans online to residents of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia, with plans to continue to expand across the United States by acquiring additional state lending licenses. The following is a breakdown of our loan origination amounts in each licensed state for our current active loan portfolio as at December 31, 2015:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	35,000	34,664	7
Arizona	727,000	499,489	111
California	390,000	364,130	74
Florida	2,085,000	1,456,854	314
Georgia	1,128,023	821,007	166
Illinois	1,281,000	881,007	180
Kentucky	0	0	0
Louisiana	10,000	9,895	2
Missouri	293,000	238,474	48
Nevada	1,403,000	794,213	181
New Jersey	1,277,000	982,578	197
New Mexico	20,000	19,460	4
Oregon	190,000	179,190	35
Pennsylvania	540,000	489,623	94
Texas	735,000	669,710	122
Utah	45,000	38,624	7
Virginia	830,000	633,874	125
	10,989,023	8,110,077	1,667

Note: Alabama, California, Kentucky, Louisiana, New Mexico, Oregon, Pennsylvania and Utah are newly licensed states which went live in 2015.

Business Strategy

Our business strategy is to lower the cost of providing consumer loans by leveraging our online lending platform and distribution network, while continuing to obtain additional state licenses to enable further loan book growth and portfolio diversification. Our strategy includes a number of key elements:

●	State-Licensed Model: Our state-licensed business model is a key element of our business strategy. We are currently licensed in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia and plan to continue expanding across the United States by acquiring additional state lending licenses.

●	Online Distribution: We launched online lending in March 2013 and commenced online advertising in July 2013. Upon fulfillment of state regulatory requirements, we received approval from regulators in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia to operate solely online in these states. This allows us to fully service all 17 states from our centralized Las Vegas headquarters, which we believe is a key competitive advantage over brick and mortar lenders.

●	Cost-Effective Customer Acquisition: Our customer acquisition costs have been reduced significantly since we launched online lending and marketing. While traditional forms of direct advertising such as radio and television typically resulted in an 8% to 10% acquisition cost, online search engine advertising has averaged 4% to 6%.

●	Continue to Grow Loan Book: Total cumulative loan originations as of December 31, 2015 have increased 1,772% to $10,989,023 since our January 1, 2014 total of $587,000. This growth in lending is attributable to launching online lending and joint venturing with a number of new marketing partners, however, such past growth is not necessarily indicative or predictive of our future results of operation. We also plan to obtain an additional eight state lending licenses in 2016.

Competitive Strengths

We believe our competitive strengths are:

●	Large Market and Scope for Growth: Large personal and payday loan market in the United States presents opportunity for significant growth and expansion.

●	Proven Business Model: Our founder, Chairman and CEO, Paul Mathieson, established a similar business in Australia that forms the foundation of our United States business model.

●	Regulation: We are materially compliant with state lending licenses in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia, and are well positioned for current and future regulatory changes due to ongoing compliance and conservative business model.

●	Customer Proposition: Our unsecured $5,000 installment loans are all offered over five years and feature affordable weekly repayments. Rates range from 23.9% - 29.9% APR which make us a low cost alternative to payday loans which have an average APR of over 400%.

●	Online Distribution: Special approval has been granted by the Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia regulators to operate our business without a physical office location in each state. As a result, we have closed offices in Arizona, Illinois and Florida and moved to full online loan distribution, enabling us to offer loans to residents in all 17 of our licensed states from our Las Vegas headquarters. We will apply for the same regulatory approval for our eight additional planned states in 2016.

●	Customer Acquisition: We launched online advertising in July 2013 with positive results from search engine cost per click advertising and online lead generation. In addition, we engaged a number of new marketing partners in 2014 and 2015, including online lead generators and direct mail. All of these avenues provide opportunities for strong growth at low customer acquisition costs.

●	Barriers to Entry: We believe that state licensure acts as a barrier to entry into our segment of the consumer loan market. We are strongly positioned with approval to operate under 17 state licenses from one centralized head office.

Products

We currently provide $5,000 online consumer loans unsecured over a five-year term with rates ranging from 23.9% to 29.9% annual percentage rate. Our current loan portfolio also includes loans remaining from our previous product offerings which were $2,000 to $10,000 loans unsecured over a three- to five-year term.

Our personal loan products are fully amortizing, fixed rate, unsecured installment loans and all loans are offered at prevailing statutory rates, with our standard loan product being a 29.9% interest rate and annual percentage rate, fully amortizing, five-year unsecured personal loan. The variations from this standard loan product in certain states is due to individual state requirements and to comply with our state lending licenses; for example, Florida requires a blended rate which caps the maximum rate on a $5,000 loan at 24% and Texas requires a different blended rate which caps the maximum rate on a $5,000 loan at 28.01%.

The following is a breakdown of loan terms and interest rates for each currently licensed state:

State	APR $5,000 loan
Alabama	29.90%
Arizona	24.90%
California	29.90%
Florida	23.90%
Georgia	29.90%
Illinois	29.90%
Kentucky	23.90%
Louisiana	28.90%
Missouri	29.90%
Nevada	29.90%
New Jersey	29.90%
New Mexico	29.90%
Oregon	29.90%
Pennsylvania	29.90%
Texas	27.90%
Utah	29.90%
Virginia	29.90%

The following is an illustrative profile of our personal loans:

Loan Product	-	$5,000 loans
	-	5 years
	-	28.9% average APR
	-	Fixed rate, fully amortizing
	-	No hidden or additional fees
	-	No prepayment penalties

Loan Purpose	Loans available for any purpose. Common uses include:
	-	Debt consolidation
	-	Medical expenses
	-	Home improvements
	-	Auto repairs
	-	Major purchase
	-	Discretionary spending

Average Borrower Demographic	-	600 - 750 credit score
	-	$30,000 - $100,000 income
	-	25 - 60 years’ old

We commenced originating personal loans online in July 2013. Prior to that, we provided loans to customers via our office network, which comprised one office in each state as required by state licensing regulations. Our online loan origination platform now means that a qualifying customer can obtain a loan from us without having to come into an office location. We have maintained our full underwriting processes, identity verifications and fraud checks to ensure that online customers are verified to the same degree that customers were when they obtained a loan in an office. Our new website and application portal was recently launched on www.mramazingloans.com and we expect this enhanced website with improved customer experience to be a key driver of customer conversions and loan book growth.

The following graphs depict our monthly loan origination values from January 2013 through January 2016 and our yearly revenue from January 2013 through December 2015:

The following table sets forth the minimum, maximum and average credit score, income and age of our current borrowers as of December 31, 2015:

Average Borrower Demographic of Current Loan Portfolio as at December 31, 2015

Demographic	Minimum	Maximum	Average
Credit Score	575	899	651
Income	$24,000	$273,396	$61,570
Age	21	84	43

Customer Acquisition

Since launching online lending in July 2013, our marketing efforts have been focused on online customer acquisition. We saw significant increases in loan applications and inquiries as a result of search engine advertising and commenced banner advertising, remarketing and search engine optimization in 2014. We commenced online video advertising in 2015. We have also engaged numerous online lead generators who provide personal loan leads on a daily basis with a combination of cost per funded loan and cost per application expense. We are continuing to develop relationships with additional lead generation partners to drive further growth. We also supplement our online marketing efforts with traditional direct mail advertising.

Loan Underwriting

Applicants apply online providing income, employment and banking information in the pre-approval process. The pre-approval process utilizes a soft credit pull and if the applicant successfully meets the minimum pre-approval criteria they are invited to proceed. Upon accepting the conditional pre-approval, the applicant authorizes a full credit report from Experian on all applicants and to verify employment. Applicants are provided disclosures and privacy statements during this process.

Once the application has been transmitted, a full credit report is obtained and the automated preliminary underwriting is completed based on stated income and expense data obtained from the credit report. The automated preliminary underwriting includes, but is not limited to, credit score, number of credit inquiries, outstanding unpaid collections, length of credit history, length of employment, debt to income ratio and internet protocol, or “IP,” address to verify location of applicant.

The second step in the underwriting process for those applicants that are conditionally approved based on stated income, credit score, number of credit inquires, outstanding unpaid collections, length of credit history and length of employments, debt to income ratio, IP address, is to validate the actual income (current pay invoices and prior year W-2) and to obtain 60-90 day read-only statements from the applicant’s primary bank. During this process the pay invoices are reviewed for garnishments, hardship loans and other legal liens allowed on wages. Bank statements are transmitted electronically directly to underwriting to ensure the integrity of the information. This process allows the underwriter to review the money management of every applicant and to assess the ability to take on additional expense. It also provides the underwriter with additional debt not found on traditional credit reports such as payday loans, title loans and IRS payments that could affect the ability of the applicant to assume additional debt. If all conditions are met as it relates to money management, maximum debt to income, minimum length of employment, and satisfactory credit history the underwriter recommends final approval and request to draw documents.

The final step in the underwriting process is to present the completed file to the Chief Credit Officer for final approval and order to draw documents. The file is then reviewed for any exceptions to policy, compliance with the underwriting policies and to ensure the loan system is reflective of what has been presented by the underwriter. Applicant is then approved for a $5,000 loan based on income, ability to repay and credit strength. Rate and loan terms are fixed (fixed rate and fixed term can vary based on regulatory state maximums) as we do not utilize risk based variable pricing models eliminating the risk of discrimination and other compliance related issues.

The closing process is completed by contacting the applicant, communicating the lending decision and reviewing loan terms and conditions. Upon acceptance an identity check using Experian’s Precise Identity Screening is completed and if successful loan documents are emailed for electronic signature, and returned to us for final verifications, document review and funding.

Servicing

All of our loan servicing is handled in our centralized Las Vegas head office. All servicing and collection activity is conducted and documented using an industry standard loan service software system which handles and records all records and transactions of loan originations, loan servicing, collections and reporting.

Our primary third-party servicing arrangement is with CyberRidge, LLC, a company that licenses its consumer loan software to us. We use this software for our loan management system. We have a servicing agreement with CyberRidge, LLC which renews automatically unless either party notifies the other, at least 60 days prior to the end of the renewal term. We believe the risk of termination is low as we are a paying customer of CyberRidge, LLC and have maintained a positive working relationship since 2012. In the unlikely event that the agreement was terminated, we believe 60 days’ notice would be sufficient to find a suitable replacement with minimal disruption to our business.

Portfolio Ledger Stratification as at December 31, 2015

	Current Unpaid Principal Balance	%
0 - 30 days	$7,409,707	91.36%
31 - 60 days	157,316	1.94%
61 - 90 days	153,623	1.89%
91 - 120 days	95,288	1.18%
121 - 184 days	294,143	3.63%
Total	$8,110,077	100.0%

In addition, we had 31 loans considered delinquent at 61-90 days past due, representing 1.89% of the loans in our active portfolio. At December 31, 2015, we also had 80 loans in default (defined as 91+ days past due) representing 4.81% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

Regulation

Consumer loans in the United States are regulated at both the federal and state level. National oversight is provided by the Federal Trade Commission, which enforces the following credit laws that protect consumers’ rights to get, use and maintain credit:

●	The Truth in Lending Act promotes the informed use of consumer credit, by requiring disclosures about its terms and cost to standardize the manner in which costs associated with borrowing are calculated and disclosed.

●	The Fair Credit Reporting Act promotes the accuracy and privacy of information in the files of the nation’s credit reporting companies. If a company denies an application, under the Fair Credit Reporting Act consumers have the right to the name and address of the credit reporting company they contacted, provided the denial was based on information given by the credit reporting company.

●	The Equal Opportunity Credit Act prohibits credit discrimination on the basis of sex, race, marital status, religion, national origin, age, or receipt of public assistance. Creditors may ask for this information (except religion) in certain situations, but they may not use it to discriminate against consumers when deciding whether to grant you credit.

●	The Fair Credit Billing Act and Electronic Fund Transfer Act establish procedures for resolving mistakes on credit billing and electronic fund transfer account statements.

●	The Fair Debt Collection Practices Act (the “FDCPA”) applies to personal, family, and household debts. The FDCPA prohibits debt collectors from engaging in unfair, deceptive, or abusive practices while collecting these debts.

In addition, the CFPB has broad authority over our business. The CFPB is a new agency which commenced operations in 2011, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business or that of our issuing banks. The CFPB has the authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine financial institutions for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them.

Consumer loans are also regulated at the state level, and the regulatory requirements vary between states. We are licensed in the following states:

●	Alabama (Consumer Credit License, No. MC 22125, which commenced on August 13, 2015)

●	Arizona (Consumer Lender License, No. CL0918180, which commenced on May 20, 2011)

●	California (Finance Lender License, No. 60 DBO 35873, which commenced on July 7, 2015)

●	Florida (Consumer Finance Company License, No. CF9900865, which commenced on August 29, 2011)

●	Georgia (Certificate of Authority, No. 14021183, which commenced on March 4, 2014)

●	Illinois (Consumer Instalment Loan License, No. CI3095, which commenced on April 13, 2011)

●	Kentucky (Consumer Instalment Loan License, No. CL327249, which commenced on December 17, 2015)

●	Louisiana (License No. 1226052-980840, which was issued on October 2, 2015)

●	Missouri (Consumer Instalment Loan License, No. 510-15-7308, which commenced on April 7, 2014)

●	Nevada (Installment Loan License, No. II22748, which commenced on June 15, 2010)

●	New Jersey (Consumer Lender License, No. L066960, which commenced on April 24, 2014)

●	New Mexico (Certificate of Authority, No. 5012554, which commenced on January 29, 2015

●	Oregon (Consumer Finance License, No. 0407-001-C, which commenced on January 8, 2015)

●	Pennsylvania (Consumer Lender License, No. 49269, which commenced on December 23, 2014)

●	Texas (Regulated Lender License, No. 1400031843-150319, which commenced on November 14, 2014)

●	Utah (Consumer Lender License which commenced on February 5, 2015)

●	Virginia (Certificate of Authority, No. CIS0368, which commenced on March 5, 2014)

State licensing statutes impose a variety of requirements and restrictions on us, including:

●	record-keeping requirements;

●	restrictions on servicing practices, including limits on finance charges and fees;

●	disclosure requirements;

●	examination requirements;

●	surety bond and minimum net worth requirements;

●	financial reporting requirements;

●	notification requirements for changes in principal officers, stock ownership or corporate control;

●	restrictions on advertising; and

●	review requirements for loan forms.

The statutes also subject us to the supervisory and examination authority of state regulators in certain cases.

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Competition

We operate in a highly competitive environment. Several personal consumer loan companies operate in the United States. Our competitors include:

●	large, publicly-traded, state-licensed personal loan companies,

●	peer-to-peer lending companies, such as Lending Club and Prosper,

●	online personal loan companies, such as Avant,

●	“brick and mortar” personal loan companies, including those that have implemented websites to facilitate online lending, and

●	payday lenders, tribal lenders and other online consumer loan companies.

We believe we compete based on affordable repayment terms, favorable interest rates and low overhead due to on-line distribution. We believe that in the future we will face increased competition from these companies as we expand our operations. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than us. No assurance can be given that increased competition will not have an adverse effect on our company.

Employees

As of February 15, 2016, we had six full-time employees and five part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Corporate History

We were organized as a Florida corporation on January 21, 1999, under the name Interact Technologies, Inc. (“Interact”). Interact was formed for the purpose of acquiring certain medical technology. On February 18, 1999, we changed our name to Fairhaven Technologies, Inc. (“Fairhaven”). Fairhaven’s business plan continued to involve the acquisition of certain medical technology. By June 1999, Fairhaven abandoned its business plan and had no operations until December 2001. On December 14, 2001, we changed our name to Ideal Accents, Inc. Ideal Accents, Inc. was engaged primarily in the business of accessorizing cars and trucks at the new vehicle dealer level. Ideal Accents, Inc. ceased operations in 2005. IEC, our wholly owned subsidiary, commenced operations in 2010 and in February 2013, we changed our name to IEG Holdings Corporation. Since March 2013, we have been engaged in the business of providing unsecured consumer loans ranging from $2,000 - $10,000 and offer loans online under the consumer brand “Mr. Amazing Loans”. Beginning in mid-2015, we changed our loan terms, such that we offer only $5,000 loans over a five-year term. We are headquartered in Las Vegas, Nevada and originate direct consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia via our website and online distribution network. We are a fully licensed consumer installment loan provider in the 17 states in which we operate and we offer all loans within the prevailing statutory rates.

We have two wholly owned subsidiaries, each of which is described below:

●	IEC: Our U.S. operating entity that holds all state licenses, leases, employee contracts and other operating and administrative expenses.

●	SPV: A bankruptcy remote special purpose vehicle that holds our U.S. loan receivables.

In 2005, Mr. Mathieson, our Chief Executive Officer and a member of our Board of Directors, founded IEG in Sydney, Australia. IEG launched the Amazing Loans business in Australia in 2005 and the Mr. Amazing Loans business in the United States via IEGC in 2010. From 2005 until 2012, Mr. Mathieson operated the Amazing Loans business through IEG in Australia. IEG ceased doing business in Australia in 2012. On January 28, 2013, IEGC entered into a stock exchange agreement (the “Stock Exchange Agreement”) among IEGC, its sole stockholder, IEG, and our company. Under the terms of the Stock Exchange Agreement, we agreed to acquire a 100% interest in IEGC for 2,724,471 shares of our common stock after giving effect to a 1-for-6 reverse stock split (also adjusted for the 1-for-100 reverse stock split that took effect June 17, 2015). On February 14, 2013, we filed an amendment to our articles of incorporation, as amended, with the Secretary of State of Florida which had the effect of:

●	changing our name from Ideal Accents, Inc. to IEG Holdings Corporation,

●	increasing the number of shares of our authorized common stock to 1,000,000,000, $.001 par value,

●	creating 50,000,000 shares of “blank-check” preferred stock, and

●	effecting the Reverse Stock Split pursuant to the terms of the Stock Exchange Agreement.

FINRA approved the amendment to our articles of incorporation, as amended, on March 11, 2013.

On March 13, 2013, we completed the acquisition of IEGC under the terms of the Stock Exchange Agreement and issued to IEG 2,724,471 shares of our common stock after giving effect to the Reverse Stock Split whereby we acquired a 100% interest in IEGC. The stock exchange agreement between IEGC, IEG and IEG Holdings resulted in a reverse acquisition with a public shell, with IEGC being the accounting acquirer. IEG Holdings issued 908 shares of its common stock to the stockholders of IEG (IEG transferred its ownership in IEGC to its stockholders, which is why the shares were issued to the ultimate stockholders of IEG rather than to IEG itself) for each share of IEGC, in exchange for 100% ownership interest in IEGC. We determined that IEGC was the accounting acquirer because of the following facts and circumstances:

1.	After consummation of the transaction, the ultimate stockholders of IEGC own 99.1% of the outstanding shares of IEG Holdings;

2.	The board of directors of IEG Holdings immediately after the transaction is comprised exclusively of former directors of IEGC; and

3.	The operations of IEG Holdings immediately after the transaction are those of IEGC.

In August 2015, IEGC assigned all of its tangible and intangible assets to IEG Holdings and IEGC was dissolved.

On May 1, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The amendment was approved by FINRA, and became effective, on June 17, 2015. The articles of amendment effected (i) a 1-for-100 reverse stock split, and (ii) an increase in our authorized capital stock from 2,550,000,000 shares to 3,050,000,000 shares, of which 3,000,000,000 shares are common stock and 50,000,000 are preferred stock. No fractional shares were issued as a result of the reverse stock split. Rather, stockholders of fractional shares received a cash payment at a price equal to the closing price of our common stock as of the date of the reverse stock split.

On September 10, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced August 3, 2015 and removing references to conversion on June 30, 2015 for Series F and Series G preferred stock:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 4 to 8 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 3,333/10,000 (0.3333) to 6,666/10,000 (0.6666) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 2,000/10,000 (0.2000) to 4,000/10,000 (0.4000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 1,333/10,000 (0.1333) to 2,666/10,000 (0.2666) shares of common stock for each Series H preferred stock.

On December 1, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Company commenced December 1, 2015:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 8 to 16 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 6,666/10,000 (0.6666) to 13,332/10,000 (1.3332) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 4,000/10,000 (0.4000) to 8,000/10,000 (0.8000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 2,666/10,000 (0.2666) to 5,332/10,000 (0.5332) shares of common stock for each Series H preferred stock.

On January 8, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A and Series H preferred stock to account for the Company’s offering to existing stockholders of the Company commenced January 8, 2016:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 16 to 32 shares of common stock for each Series A preferred stock; and

(ii)	Adjusting the conversion ratio of the Series H preferred stock from 5,332/10,000 (0.5332) to one share of common stock for each Series H preferred stock.

On January 14, 2016, we filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission, in connection with the approval of articles of amendment to our amended and restated articles of incorporation, as amended, by our Board of Directors and the holder of a majority of the voting power of the issued and outstanding capital stock of the Company, to, on the Effective Date (as defined below), (i) effect a reverse stock split of the issued and outstanding shares of the common stock, at the ratio of 1-for-100, (ii) immediately after the reverse stock split, effect a forward stock split on a 100-for-1 share basis of the issued and outstanding common stock and reduce the number of authorized shares of common stock from 3,000,000,000 to 200,000,000, and (iii) immediately prior to the reverse stock split, pay in cash to those shareholders holding fewer than 100 shares of common stock, instead of issuing fractional shares, an amount per share equal to the average closing price per share of the common stock on the OTCQB, averaged over a period of 30 consecutive calendar days ending on (and including) the date of the Effective Date, without interest. The articles of amendment will be effective upon their filing with the Secretary of State of Florida which will occur approximately, but not less than, 20 days after the definitive information statement is mailed to the shareholders of the Company (“Effective Date”).

Legal Proceedings

We are not a party to any pending or threatened litigation.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business and Industry

If our involvement in a December 11, 2014 article published in the Examiner or any other publicity regarding our company or the offering during the waiting period, including our December 2, 2014 press release, were held to be in violation of federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and prospects.

On December 11, 2014, information about our company was published in an article by the Examiner. Our chief executive officer, Mr. Mathieson, did not participate in an interview with the author of the Examiner article. Rather, the author included certain quotations from Mr. Mathieson that were contained in prior press releases by us and summarized statements previously made by Mr. Mathieson that were contained in a prior article published by the Opportunist Magazine. Prior to its publication, the author of the December 11th article provided Mr. Mathieson a copy of the article.

In addition, we issued a press release on December 2, 2014 in which we referenced, among other things, our intention to file a registration statement on Form S-1 and to list our securities on NASDAQ. The December 2nd press release presented certain statements about our company in isolation and did not disclose many of the related risks and uncertainties described in this annual report on Form 10-K.

If it were determined that the December 11th article, the December 2nd press release or any of our other publicity-related activities constituted a violation of Section 5 of the Securities Act, the SEC and relevant state regulators could impose monetary fines or other sanctions as provided under relevant federal and state securities laws. Such regulators could also require us to make a rescission offer, which is an offer to repurchase the securities, to our stockholders that purchased shares in this offering. This could also give rise to a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required or one or more other claims were successful. As of the date of filing this Form 10-K, we are not aware of any pending or threatened claims alleging violations of any federal or state securities laws. However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale. If the payment of damages or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects.

Our limited operating history and our failure since inception to achieve an operating profit makes our future prospects and financial performance unpredictable, and the current scale of our operations is insufficient to achieve profitability.

We commenced operations in 2010 and as a result, we have a limited operating history upon which a potential investor can evaluate our prospects and the potential value of an investment in our company. In addition, we have not made an operating profit since our incorporation. We remain subject to the risks inherently associated with new business enterprises in general and, more specifically, the risks of a new financial institution and, in particular, a new Internet-based financial institution. Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategy. The current scale of our operations is insufficient to achieve profitability. If we are unable to implement our business strategy and grow our business, our business will be materially adversely affected.

Historically, we have been dependent on our credit facility.

We have been dependent on our credit facility with BFG Investment Holdings, LLC (“BFG”) to execute on our growth plans and operate our business. Effective July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan, and we paid off the balance of the loan in August 2015. It will be very difficult to find a financing source to replace the revolving credit facility. The loss of our revolving credit facility could have a material adverse effect on our business. As a result of BFG’s conversion of the revolving credit facility to a term loan, monthly principal and interest payments equal to 100% of the consumer loan proceeds were due. We have been able to raise capital through the unregistered sale of shares of preferred and common stock to fund the increase in our loan book and, as a result, have not drawn down any funds from the credit facility since September 2014. Until we are able to replace the credit facility, we intend to continue to use the proceeds from equity sales to fund our operations.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954.22, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG.

Because our officers and board of directors will make all management decisions, you should only purchase our securities if you are comfortable entrusting our directors to make all decisions.

Our board of directors will have the sole right to make all decisions with respect to our management. Investors will not have an opportunity to evaluate the specific projects that will be financed with future operating income. You should not purchase our securities unless you are willing to entrust all aspects of our management to our officers and directors.

We may not be able to implement our plans for growth successfully, which could adversely affect our future operations.

Since January 1, 2014, the amount we have lent to borrowers (our loan book) has grown 1,772% from $587,000 to $10,989,023 as of December 31, 2015. We expect to continue to grow our loan book and number of customers at an accelerated rate going forward. Our future success will depend in part on our continued ability to manage our growth. We may not be able to achieve our growth plans, or sustain our historical growth rates or grow at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we are unable to grow as planned, our business and prospects could be adversely affected.

Our inability to manage our growth could harm our business.

We anticipate that our loan book and customer base will continue to grow significantly over time. To manage the expected growth of our operations and personnel, we will be required to, among other things:

●	improve existing and implement new transaction processing, operational and financial systems, procedures and controls;

●	maintain effective credit scoring and underwriting guidelines; and

●	increase our employee base and train and manage this growing employee base.

If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations could be adversely affected.

We may need to raise additional capital that may not be available, which could harm our business.

Our growth will require that we generate additional capital either through retained earnings or the issuance of additional debt or equity securities. Additional capital may not be available on terms acceptable to us, if at all. Any equity financings could result in dilution to our stockholders or reduction in the earnings available to our common stockholders. If adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected.

As an online consumer loan company whose principal means of delivering personal loans is the Internet, we are subject to risks particular to that method of delivery.

We are predominantly an online consumer loan company and there are a number of unique factors that Internet-based loan companies face. These include concerns for the security of personal information, the absence of personal relationships between lenders and customers, the absence of loyalty to a conventional hometown branch, customers’ difficulty in understanding and assessing the substance and financial strength of an online loan company, a lack of confidence in the likelihood of success and permanence of online loan companies and many individuals’ unwillingness to trust their personal details and financial future to a relatively new technological medium such as the Internet. As a result, some potential customers may be unwilling to establish a relationship with us.

Conventional “brick and mortar” consumer loan companies, in growing numbers, are offering the option of Internet-based lending to their existing and prospective customers. The public may perceive conventional established loan companies as being safer, more responsive, more comfortable to deal with and more accountable as providers of their lending needs. We may not be able to offer Internet-based lending that has sufficient advantages over the Internet-based lending services and other characteristics of conventional “brick and mortar” consumer loan companies to enable us to compete successfully.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

Both the Internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer requirements or emerging industry standards, our business, prospects, financial condition and results of operations could be adversely affected.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our loan origination and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

We process certain sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we receive or have access to, our security measures could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers and investors and our business and operations could be adversely affected.

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on loans, reduce the attractiveness of our marketplace and result in a loss of borrowers or investors.

In the event of a system outage and physical data loss, our ability to perform our servicing obligations, process applications or make loans available would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause borrowers and investors to abandon our marketplace, any of which could adversely affect our business, financial condition and results of operations.

Our unsecured loans generally have delinquency and default rates higher than prime and secured loans, which could result in higher loan losses.

We are in the business of originating unsecured personal loans. As of December 31, 2015, approximately 2.64% of our customers are subprime borrowers, which we define as borrowers having credit scores below 600 on the credit risk scale developed by VantageScore Solutions, LLC. Effective November 2014, we ceased lending to any borrowers with credit scores below 600. As a result, our percentage of subprime borrowers should decrease over the next four years. Unsecured personal loans and subprime loans generally have higher delinquency and default rates than secured loans and prime loans. Subprime borrowers are associated with lower collection rates and are subject to higher loss rates than prime borrowers. Subprime borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions, particularly unemployment. If our borrowers default under an unsecured loan, we will bear a risk of loss of principal, which could adversely affect our cash flow from operations. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss. We attempt to manage these risks with risk-based loan pricing and appropriate management policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed. If aspects of our business, including the quality of our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our borrowers’ capacity to repay their loans, our results of operations, financial condition and liquidity could be materially adversely affected. At December 31, 2015, we had 35 loans considered past due at 31+ days past due, representing 1.94% of the number of loans in our active portfolio. At December 31, 2015 we had 31 loans considered delinquent at 61-90 days past due, representing 1.89% of the loans in our active portfolio. At December 31, 2015, we had 80 loans in default (defined as 91+ days past due) representing 4.81% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

If our estimates of loan receivable losses are not adequate to absorb actual losses, our provision for loan receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for loans receivable losses. To estimate the appropriate level of allowance for loan receivable losses, we consider known and relevant internal and external factors that affect loan receivable collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for loan receivable losses, our provision may be inadequate. Our allowance for loan receivable losses is an estimate, and if actual loan receivable losses are materially greater than our allowance for loan receivable losses, our financial position, liquidity, and results of operations could be adversely affected.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. Our risk management policies, procedures, and techniques, including our scoring methodology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks to which we may become subject in the future.

We face strong competition for customers and may not succeed in implementing our business strategy.

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from personal loan companies and other types of consumer lenders, including those that use the Internet as a medium for lending or as an advertising platform. Our competitors include:

●	large, publicly-traded, state-licensed personal loan companies such as OneMain Financial;

●	peer-to-peer lending companies such as Lending Club and Prosper;

●	online personal loan companies such as Avant;

●	“brick and mortar” personal loan companies, including those that have implemented websites to facilitate online lending; and

●	payday lenders, tribal lenders and other online consumer loan companies.

Some of these competitors have been in business for a long time and have name recognition and an established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans, which may adversely affect our business, prospects, financial condition and results of operations. To remain competitive, we believe we must successfully implement our business strategy. Our success depends on, among other things:

●	having a large and increasing number of customers who use our loans for financing needs;

●	our ability to attract, hire and retain key personnel as our business grows;

●	our ability to secure additional capital as needed;

●	our ability to offer products and services with fewer employees than competitors;

●	the satisfaction of our customers with our customer service;

●	ease of use of our websites; and

●	our ability to provide a secure and stable technology platform for providing personal loans that provides us with reliable and effective operational, financial and information systems.

If we are unable to implement our business strategy, our business, prospects, financial condition and results of operations could be adversely affected.

We depend on third-party service providers for our core operations including online lending and loan servicing, and interruptions in or terminations of their services could materially impair the quality of our services.

We rely substantially upon third-party service providers for our core operations, including online web lending and marketing and vendors that provide systems that automate the servicing of our loan portfolios which allow us to increase the efficiency and accuracy of our operations. These systems include tracking and accounting of our loan portfolio as well as customer relationship management, collections, funds disbursement, security and reporting. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our Chief Executive Officer, Paul Mathieson and our Chief Operating Officer, Carla Cholewinski. Competition for these employees is intense and we may not be able to attract and retain key personnel. We do not maintain any “key man” or other related insurance. The loss of the service of our Chief Executive Officer or our Chief Operating Officer, or the inability to attract additional qualified personnel as needed, could materially harm our business.

We have incurred, and will continue to incur, increased costs as a result of being a public reporting company.

In April 2015, we became a public reporting company. As a public reporting company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting company, including costs associated with our SEC reporting requirements. We expect that the additional reporting and other obligations imposed on us under the Exchange Act, will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. Management estimates that compliance with the Exchange Act reporting requirements as a reporting company will cost in excess of $200,000 annually. Given our current financial resources, these additional compliance costs could have a material adverse impact on our financial position and ability to achieve profitable results. These increased costs will require us to divert money that we could otherwise use to expand our business and achieve our strategic objectives.

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

The consumer finance industry is highly competitive. Our success depends, in large part, on our ability to originate consumer loan receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services in originating loan receivables. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or our company, including the quality and reliability of our marketplace, effectiveness of the credit decisioning and scoring models used in the marketplace, changes to our marketplace, our ability to effectively manage and resolve borrower and investor complaints, privacy and security practices, litigation, regulatory activity and the experience of borrowers and investors with our marketplace or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

Our business is subject to extensive regulation in the jurisdictions in which we conduct our business.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders such as us. These rules and regulations generally provide for licensing as a consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

A material failure to comply with applicable laws and regulations could result in regulatory actions, lawsuits and damage to our reputation, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The Consumer Financial Protection Bureau (the “CFPB”) is a new agency, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB, which commenced operations in 2011, has broad authority over the business in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine financial institutions for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

We are subject to the CFPB’s jurisdiction, including its enforcement authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities. The CFPB may also conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them.

Actions by the CFPB or other regulators against us or our competitors that discourage the use of the marketplace model or suggest to consumers the desirability of other loan products or services could result in reputational harm and a loss of borrowers or investors. Our compliance costs and litigation exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

Our accountants have raised substantial doubt regarding our ability to continue as a going concern.

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of approximately $20.38 million and recurring losses and negative cash flows from operations as of December 31, 2015. We intend to fund operations through raising additional capital through debt financing and equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2016. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report of Rose, Snyder & Jacobs LLP for the fiscal years ended December 31, 2015 and 2014 contains a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This means that there is a significant risk that we may not be able to remain operational for an indefinite period of time.

Risks Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is currently quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our common stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we obtain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Our Chief Executive Officer has voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of February 15, 2016, Mr. Mathieson beneficially owns 5,000,000 shares of our common stock and 1,000,000 shares of our Series A preferred stock convertible at any time into 32,000,000 shares of our common stock. Our Series A preferred stock votes together with the common stock on all matters submitted to our stockholders for approval and each share of Series A preferred stock entitles the holder to 1,001 votes per share. In contrast, each share of our common stock has one vote per share. As of February 15, 2016, Mr. Mathieson, our Chief Executive Officer, holds approximately 97.7% of the voting power of our outstanding capital stock. Because of the 1,001-to-1 voting ratio between our Series A preferred stock and our common stock, Mr. Mathieson controls a majority of the combined voting power of our capital stock and therefore is able to control all matters submitted to our stockholders for approval. Mr. Mathieson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

As a board member, Mr. Mathieson owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Mathieson is entitled to vote his shares in his own interest, which may not always be in the interests of our stockholders generally.

The conversion of our Series A preferred stock will result in the dilution of your ownership interest and could adversely impact the price of our common stock.

There are 1,000,000 shares of Series A preferred stock currently outstanding. Each share of our Series A preferred stock is convertible at any time into 32 shares of our common stock. The conversion of all of the outstanding Series A preferred shares would result in the issuance of an aggregate of 32,000,000 shares of common stock, which would substantially dilute your ownership interest and voting power in the Company. Also, the issuance of additional shares of common stock in one or more subsequent private or public offerings would substantially dilute your ownership interest and voting power in the Company. In addition, the conversion of the Series A preferred shares into common stock may result in the sale of a significant number of shares of common stock into the market. These sales could decrease the price of our common stock. Also, the perceived risk of dilution from conversion of the Series A preferred stock may cause other stockholders to sell their shares before conversion or encourage short sales of our common stock. Those sales also could place further downward pressure on the price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 28,877,999 shares of our common stock outstanding as of February 15, 2016, approximately 4,794,699 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Provisions of our amended and restated articles of incorporation, as amended, and amended and restated bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our amended and restated articles of incorporation, as amended, and our amended and restated bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our amended and restated articles of incorporation, as amended, authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our securities may be more volatile.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our executive offices, which also serve as our centralized operational headquarters and Nevada branch, are located at 6160 West Tropicana Ave, Suite E-13, Las Vegas, Nevada 89103. This facility occupies a total of approximately 2,125 square feet under a lease that expires in September 2016. Our annual rental cost for this facility is approximately $55,250, plus a proportionate share of operating expenses of approximately $12,112 annually. We believe this facility is adequate for our current and near term future needs due to our online strategy and our ability to operate 7 days a week with unrestricted hours of operation from this location.

We lease approximately 1,200 square feet in Chicago, Illinois under a lease expiring in July 2016. Our annual rental for this office is approximately $33,000 plus a proportionate share of operating expenses. We subleased this office in September 2014 for $19,200 annually and will continue to pay the remaining rent until expiration of the lease.

We lease approximately 1,400 square feet in Phoenix, Arizona under a lease expiring in August 2016. Our annual rental for this office is approximately $24,000, plus a proportionate share of operating expenses.

We lease approximately 4,024 square feet in West Palm Beach, Florida under a lease expiring in August 2016. Our annual rental for this office is approximately $71,000, plus a proportionate share of operating expenses.

We no longer use the offices located in Phoenix and West Palm Beach and we are currently attempting to sublease them.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From March 11, 2013 until June 9, 2015, our shares were quoted on the Pink Current Information tier of the OTC Markets. Since June 9, 2015, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets under the symbol “IEGH.”

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of June 17, 2015, we effected a 1-for-100 reverse stock split. All prices in the following table reflect post-reverse split prices.

Fiscal Year Ended December 31, 2014

	High	Low
Fiscal Quarter Ended:
March 31, 2014	$10.00	$10.00
June 30, 2014	$12.00	$10.00
September 30, 2014	$45.00	$10.00
December 31, 2014	$100.00	$19.00

Fiscal Year Ending December 31, 2015

	High	Low
Fiscal Quarter Ended:
March 31, 2015	$51.00	$38.75
June 30, 2015	$55.00	$25.00
September 30, 2015	$27.50	$8.00
December 31, 2015	$10.00	$7.49

On February 16, 2016, the closing price for our common stock on the OTC Markets was $4.95 per share with respect to an insignificant volume of shares.

The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares. We sold shares of common stock in private placements during 2014 at prices ranging from $0.50 per share to $2.00 per share, during 2015 at prices ranging from $1.00 per share to $5.00 per share and in 2016 at $5.00 per share.

Holders of Common Stock

As of February 15, 2016, there were approximately 1,738 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us within the past three years involving sales or our securities that were not registered under the Securities Act. Numbers of shares and exercise prices have been adjusted to reflect the 1-for-100 reverse split of the Company’s common stock effected on June 17, 2015.

Pursuant to the terms of the January 28, 2013 stock exchange agreement (the “Stock Exchange Agreement”) among Investment Evolution Global Corporation (“IEGC”), its sole stockholder IEG Holdings Limited, an Australian company (“IEG”) and our Company, we issued 2,724,471 shares of our common stock in exchange for a 100% interest in IEGC in March 2013. The securities were issued in reliance upon the exemptions provided by Section 4(a)(2), Regulation S and Section 2(a)(3), as applicable under the Securities Act of 1933, as amended (the “Securities Act”). Such securities are restricted as to their transferability as set forth in Rule 144 under the Securities Act.

On June 30, 2013, the Company issued 2,084,941 shares of common stock to the Company’s Chief Executive Officer, Mr. Paul Mathieson, for an aggregate purchase price of $1,042,471. These securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3) of the Securities Act. Also on June 30, 2015, the Company issued 250,000 shares of the Company’s Series G preferred stock to Bruce Merivale-Austin for a purchase price of $250,000. These securities were issued in reliance upon the exemption from registration provided by Regulation S promulgated pursuant to the Securities Act. During the nine months ended September 30, 2013, we also issued 124,919 shares of our common stock at a price of $2.00 and $3.00 per share, and 5,125,136 shares at $0.50 per share in a private placement to pre-merger existing stockholders of the Company. The securities were issued in reliance upon the exemptions provided by Section 4(a)(2), Regulation S and Section 2(a)(3), as applicable under the Securities Act. Such securities are restricted as to their transferability as set forth in Rule 144 under the Securities Act.

During the quarter ended December 31, 2013, the Company issued 1,517,855 shares at a price of $0.50 per share in a private placement to pre-merger existing stockholders of the Company. The securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On March 31, 2014, the Company issued 1,000,000 shares of Series A convertible preferred stock to the Company’s President and Chief Executive Officer, Mr. Mathieson, in consideration for $1,000,000. Also on March 31, 2014, the Company issued an aggregate of 410,000 shares of Series B convertible preferred stock to four accredited investors, for an aggregate purchase price of $410,000. In addition, on March 31, 2014, the Company issued an aggregate of 400,025 shares of Series C convertible preferred stock to five accredited investors, for an aggregate purchase price of $400,025. The Company also issued an aggregate of 173,000 shares of Series D convertible preferred stock to 14 accredited investors on March 31, 2014, for an aggregate purchase price of $173,000. All of these securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable, and Regulation S under the Securities Act.

During the quarter ended June 30, 2014, the Company issued 6,119,914 shares of its common stock at a price of $0.50 per share in a private placement to existing stockholders of the Company who were accredited investors or who were not “U.S. Persons” as defined in the Securities Act. The securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3) or Regulation S, as applicable under the Securities Act.

On November 19, 2014, the Company issued an aggregate of 461,000 shares of Series E preferred stock to nine accredited investors. Also on November 19, 2014, the Company issued an aggregate of 1,400,000 shares of Series F preferred stock 24 accredited investors. All of these securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

During the six months ended December 31, 2014, the Company issued 3,038,844 shares of common stock at a price of $1.00, $1.50 and $2.00 per share in private placements to existing stockholders of the Company who were accredited investors or who were not “U.S. Persons” as defined in the Securities Act. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506 and Rule 506(b) and Regulation S as promulgated by the SEC under the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series B preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series B preferred stock, all of their Series B preferred shares into shares of our common stock on the basis of 4 shares of common stock for each share of Series B preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 1,640,000 shares of common stock to the holders of our Series B preferred stock in exchange for all shares of their Series B preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series C preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series C preferred stock, all of their Series C preferred shares into shares of our common stock on the basis of 2 shares of common stock for each share of Series C preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 800,050 shares of common stock to the holders of our Series C preferred stock in exchange for all shares of their Series C preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series D preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series D preferred stock, all of their Series D preferred shares into shares of our common stock on the basis of 1.333333 shares of common stock for each share of Series D preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 230,667 shares of common stock to the holders of our Series D preferred stock in exchange for all shares of their Series D preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series E preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series E preferred stock, all of their Series E preferred shares into shares of our common stock on the basis of 0.40 shares of common stock for each share of Series E preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 184,400 shares of common stock to the holders of our Series E preferred stock in exchange for all shares of their Series E preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

On June 17, 2015, the Company issued 600,000 shares of Series F convertible preferred stock in consideration for receipt of an aggregate of $600,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act.

On June 22, 2015, the Company issued 5,419,500 shares of Series G convertible preferred stock in consideration for receipt of an aggregate of $5,419,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act.

Effective June 30, 2015, 20 holders of an aggregate of 1,750,000 shares of Series F preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series F preferred stock, their Series F preferred shares into shares of our common stock on the basis of 0.3636 shares of our common stock for each share of Series F preferred stock so converted. Accordingly, on June 30, 2015, we issued an aggregate of 635,395 shares of common stock to the 20 Series F holders in exchange for an aggregate of 1,750,000 shares of Series F preferred stock held by such Series F holders. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Effective June 30, 2015, 72 holders of an aggregate of 4,459,500 shares of Series G preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series G preferred stock, their Series G preferred shares into shares of our common stock on the basis of 0.2105 shares of our common stock for each share of Series G preferred stock so converted. Accordingly, on June 30, 2015, we issued an aggregate of 938,725 shares of common stock to the 72 Series G holders in exchange for an aggregate of 4,459,500 shares of Series G preferred stock held by such Series G holders. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On September 2, 2015, the Company issued an aggregate of 4,326,086 shares of the Company’s common stock to certain of its existing stockholders in consideration for receipt of an aggregate of $4,326,086. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On October 22, 2015, the Company issued 160,000 shares of Series H convertible preferred stock in consideration for receipt of an aggregate of $160,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On December 31, 2015, the Company issued an aggregate of 134,378 shares of the Company’s common stock at a price of $5.00 per share to certain of its existing stockholders for receipt of an aggregate of $671,890. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Also on December 31, 2015, all of the holders of shares of the Company’s Series F preferred stock notified the Company of their intention to convert their Series F preferred stock into Company common stock pursuant to the terms of the Series F preferred stock. The Company issued an aggregate of 333,300 shares of Company common stock pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Following the conversions, no shares of Series F preferred stock were outstanding.

Also on December 31, 2015, the holders of an aggregate of 1,050,000 shares of the Company’s Series G preferred stock notified the Company of their intention to convert their Series G preferred stock into Company common stock pursuant to the terms of the Series G preferred stock. The Company issued an aggregate of 840,000 shares of Company common stock pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Following the conversions, 160,000 shares of Series G preferred stock were outstanding.

Also on December 31, 2015, all of the holders of the Company’s Series H preferred stock notified the Company of their intention to convert their Series H preferred stock into Company common stock pursuant to the terms of the Series H preferred stock. The Company issued an aggregate of 85,312 shares of Company common stock pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. Following the conversions, no shares of Series H preferred stock were outstanding.

On January 1, 2016, pursuant to the terms of the Company’s Series G preferred stock, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred stock. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000. Following the redemption of the unconverted shares of Series G preferred stock, no shares of Series G preferred stock were outstanding.

On January 22, 2016, the Company issued an aggregate of 3,700 shares of the Company’s common stock at a price of $5.00 per share to certain of its existing stockholders for receipt of an aggregate of $18,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this annual report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 17 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 online personal loans range from 23.9% - 29.9% APR and all are unsecured over a five-year term. We have a five-year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2014 and 2015, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Results of Operations

For the year ended December 31, 2015 compared to December 31, 2014

	Year End December 31, 2015	Year End December 31, 2014
REVENUES
Interest revenue	$1,789,701	$521,018
Other revenue	45,464	8,207
TOTAL REVENUES	1,835,165	529,225
OPERATING EXPENSES

Salaries and compensation	2,126,243	1,889,136
Other operating expenses	1,399,157	904,920
Consulting	1,013,690	871,228
Provision for credit losses	1,134,518	614,684
Advertising	950,905	459,804
Rent	244,621	250,744
Travel, meals and entertainment	129,351	376,101
Depreciation and amortization	14,124	15,054
TOTAL OPERATING EXPENSES	7,012,609	5,381,671
LOSS FROM OPERATIONS	(5,177,444)	(4,852,446)
OTHER INCOME (EXPENSE)
Interest expense	(527,921)	(558,257)
Miscellaneous income (expense)	7,167	8,949
TOTAL OTHER INCOME (EXPENSE)	(520,754)	(549,308)
NET LOSS	$(5,698,198)	$(5,401,754)

Interest Revenue

For the year ended December 31, 2015, interest revenue increased to $1,789,701, compared to $521,018 for the year ended December 31, 2014. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the year ended December 31, 2015, other revenue increased to $45,464, compared to $8,207 for the year ended December 31, 2014. Other revenue consisted of decline lead revenue, loss recovery and processing fees. The increase was attributable to increased decline lead revenue through improved decline lead monetization processes combined with increased loan application volumes.

Salaries and Compensation Expenses

For the year ended December 31, 2015, salaries and compensation expenses increased to $2,126,243, compared to $1,889,136 for the year ended December 31, 2014. The increase was primarily attributable to increased staff levels to service the larger loan book.

Other Operating Expenses

For the year ended December 31, 2015, other operating expenses increased to $1,399,157, compared to $904,920 for the year ended December 31, 2014. The increase was attributable to the higher costs associated with a significantly higher volume of loan applications to process and larger loan book to service.

Consulting Fees

For the year ended December 31, 2015, consulting fees increased to $1,013,690, compared to $871,228 for the year ended December 31, 2014. The increase was attributable to timing of capital raising fees incurred with significant new equity being raised in the period.

Provision for Credit Losses

For the year ended December 31, 2015, the provision for credit losses expense increased to $1,134,518, compared to $614,684 for the year ended December 31, 2014. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from year ended December 31, 2014 was due to the significantly larger net loans receivable outstanding balance of $7,124,702 at December 31, 2015 compared to net loans receivable outstanding of $4,316,316 at December 31, 2014.

Advertising

For the year ended December 31, 2015, advertising expenses increased to $950,905, compared to $459,804 for the year ended December 31, 2014. This increase is attributable to the increase in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the year ended December 31, 2015, rent expense decreased to $244,621, compared to $250,744 for the year ended December 31, 2014. The minimal movement was in line with expectations.

Travel, Meals and Entertainment

For the year ended December 31, 2015, travel, meals and entertainment expenses decreased to $129,351, compared to $376,101 for the year ended December 31, 2014. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The decrease is attributable to a number of prior year expenses being submitted and reimbursed at June 30, 2014.

Depreciation and Amortization

For the year ended December 31, 2015, depreciation and amortization marginally decreased to $14,124, compared to $15,054 for the year ended December 31, 2014. The minimal movement was in line with expectations.

Interest Expense

For the year ended December 31, 2015, interest expense decreased to $527,921, compared to $558,257 for the year ended December 31, 2014. The decrease was due to the full repayment of the BFG senior debt facility.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $485,559 as of December 31, 2015, compared to $433,712 as of December 31, 2014. The increase was due to capital raising of both common and preferred shares.

Loans Receivable

We had net loan receivables of $7,124,702 as of December 31, 2015, as compared to $4,316,316 as of December 31, 2014. The increase was due to our continued growth in loan originations.

Other Receivables

We had other receivables of $76,262 as of December 31, 2015, as compared to $25,882 as of December 31, 2014. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at December 31, 2015. The increase in other receivables is primarily due to the increase in accrued interest receivable due to our significantly larger loan book.

Property and Equipment

We had net property and equipment of $28,511 as of December 31, 2015 as compared to $36,100 as of December 31, 2014. The minimal movement was in line with expectations.

Loan Costs

Our net loan costs decreased from $77,781 as of December 31, 2014 to $0 as of December 31, 2015 due to the full amortization of capitalized loan cost upon the full repayment of the BFG loan facility in August 2015.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $96,441 as of December 31, 2015, compared to $172,139 as of December 31, 2014. The decrease was due to management’s decision to pay a number of December expenses in full in the current period so no accrual required.

CEO Accrued Wages

We had CEO accrued wages of $0 as of December 31, 2015, compared to $106,588 as of December 31, 2014. The reduction in accrued wages is due to CEO wages being paid in full in the current period and so no accrual required.

Senior Debt

We had senior debt of $0 as of December 31, 2015 and $2,230,000 as of December 31, 2014. This senior debt comprised advances from our $10 million revolving facility. This credit facility was converted into a term loan in July 2015 and was fully repaid on August 21, 2015.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $3,959,568 during the year ended December 31, 2015, compared to $3,302,159 during the year ended December 31, 2014, and this increase is in line with expectations due to the continued growth or our loan book and associated higher operating expenses. We used net cash from investing activities of $4,057,025 during the year ended December 31, 2015, compared to $4,513,954 during the year ended December 31, 2014. The decrease in cash used in investing activities is primarily due to an increase in loans receivable repaid from the larger loan book.

We were provided $8,068,440 of net cash from financing activities during the year ended December 31, 2015, compared to $7,967,946 during the year ended December 31, 2014. The funds were attributable to proceeds from preferred stock and proceeds from common stock received in the year ended December 31, 2015 and was a minimal change from the corresponding period in 2014.

At December 31, 2015, we had cash on hand of $485,559, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity capital raisings.

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

The Company had a credit facility that provided for borrowings of up to $10 million with $0 outstanding at December 31, 2015 and $2,230,000 outstanding at December 31, 2014, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan was repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the year ended December 31, 2015 and 2014 was $107,340 and 0 respectively. All loans receivable of the company are pledged as collateral at December 31, 2015 for the fulfillment of the Net Profit calculation.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the year ended December 31, 2015, the Company originated $5,000 and $10,000 loans over a five-year term and during the year ended December 31, 2014, the Company originated $2,000, $3,000, $5,000 and $10,000 loans with terms ranging from three to five years. In June 2015, the Company streamlined its product offering $5,000 loans over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2015, 111 loans with a total balance of $543,054 were delinquent or in default.

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

Concentration of Credit Risks

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

Impaired Loans

The Company assesses loans for impairment individually when a loan is 91 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectable due to consumer specific circumstances.

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

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholder by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 100-for-1 reverse split that occurred on June 17, 2015.

Reclassifications

Certain numbers from the prior period have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-21 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this Form 10-K. Our directors are elected by our stockholders at each annual meeting and serve for one year and until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position(s)
Paul Mathieson	41	Chief Executive Officer & Director
Carla Cholewinski	62	Chief Operating Officer and Chief Credit Officer
Matthew I. Banks	39	Director
Harold A. Hansen	68	Director

Biographical information concerning the directors and executive officers listed above is set forth below.

Paul Mathieson. Mr. Mathieson has served as the Chief Executive Officer and member of our board of directors since 2012. In 2005, Mr. Mathieson founded IEG Holdings Limited in Sydney, Australia which launched the Amazing Loans business in Australia in 2005 and the Mr. Amazing Loans business in the United States through a subsidiary in 2010. In recognition of IEG Holdings Limited’s success, Mr. Mathieson was awarded Ernst & Young’s 2007 Australian Young Entrepreneur of the Year (Eastern Region). Mr. Mathieson has over 21 years’ finance industry experience in lending, funds management, stock market research and investment banking. His career has included positions as Financial Analyst/Institutional Dealer with Daiwa Securities from 1995 to 1995, Head of Research for Hogan & Partners Stockbrokers from 1995 to 2000, and Investment Banking Associate with ING Barings from 2000 to 2001. In addition, from 2002 to 2010, Mr. Mathieson was the Founder and Managing Director of IE Portfolio Warrants, a funds management business that offered high return and leveraged structured equities products. Mr. Mathieson received a Bachelor of Commerce from Bond University, Queensland, Australia in 1994 and a Master’s Degree of Applied Finance from Macquarie University, New South Wales, Australia in 2000.

Carla Cholewinski. Ms. Cholewinski has served as our Chief Operating Officer since 2008 and has over 37 years’ experience in the finance industry including banking, credit union management, regulatory oversight, debt securitization and underwriting. Her career has included positions as Vice President and Branch Manager at Glendale Federal Bank from 1976 to 1986, Vice President and District Sales and Lending Manager with California Federal Bank from 1986 to 1992, Mortgage Banker with First Choice Financial Services from 1992 to 1995, Corporate Vice President of Lending and Collections with WestStar Credit Union from 1995 to 1999, Chief Lending Officer for American Corp & Funding from 1999 to 2000, Chief Credit Officer for Security State Savings Bank from 2000 to 2004, and Chief Credit Officer for Fifth Street Bank from 2004 to 2008. Since 2008, Ms. Cholewinski has served as our Chief Operating Officer and Chief Credit Officer and has utilized her extensive finance, banking and regulatory experience to grow the business from initial launch to our current level of operations.

Matthew I. Banks. Mr. Banks has served as a member of our board of directors since his appointment in January 2015. Mr. Banks has been a finance broker with Quantum Business Finance, an asset finance business, since 2010, and has been a founding director of Rumble Resources, a junior mining company, since 2011. In 2000, Mr. Banks founded ECG, a sports marketing company in Melbourne, Australia. He served as a director of ECG from 2000 to 2010.

Harold A. Hansen. Mr. Hansen was appointed as a member of our board of directors in January 2015. Mr. Hansen was appointed a certified public accountant in 1971 and was the managing partner in an accounting firm for over 40 years. He served as a part-time director and consultant for Hansens Accountants after 2010 and has been a full-time director and company secretary for R & H Nominees Pty Ltd., a trustee company, since 1975.

There are no family relationships between any of the executive officers and directors.

Director Qualifications

Mr. Mathieson was appointed to our board in March 2013 following the reverse merger with IEGC described in this prospectus. Given his role in the founding and/or operations of IEGC, we believe he remains a good fit for our current needs. Mr. Mathieson has significant operational experience in our industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our board and a greater understanding of certain of the challenges we face in executing our growth strategy.

Our board believes that Mr. Banks’ qualifications to serve on our board include extensive experience in investing, consulting and management.

Mr. Hansen brings financial expertise to our board of directors. We expect that Mr. Hansen’s knowledge of accounting and financial reporting processes will assist our directors in understanding, advising and overseeing our financing and investing activities, financial reporting and internal control of such activities.

Board of Directors and Board Committees

Our board has established the following committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of the audit committee, the compensation committee and the nominating and corporate governance committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board.

The majority of our board members are independent. The board has determined that each of Messrs. Banks and Hansen is an independent director pursuant to the requirements of NASDAQ, and each of the members of the audit committee satisfies the additional conditions for independence for audit committee members required by NASDAQ. In addition, each of the members of the compensation committee satisfies the additional conditions for independence for compensation committee members required by NASDAQ.

Audit Committee

Messrs. Banks and Hansen, each an independent director, serve on our audit committee. Mr. Hansen is the chair of the audit committee. The primary role of the audit committee is to oversee the financial reporting and disclosure process. The board has determined that Mr. Hansen qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

Compensation Committee

Messrs. Banks and Hansen, each an independent director, serve on our compensation committee. Mr. Hansen is the chair of the compensation committee. The committee is responsible for carrying out the responsibilities delegated by the board relating to review and determination of executive compensation. Each member of the committee is independent, a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code.

Nominating and Corporate Governance Committee

Messrs. Banks and Hansen, each an independent director, serve on our nominating committee. Mr. Banks is the chair of this committee. The committee is responsible for carrying out the responsibilities delegated by the board relating to our director nominations process, developing and maintaining our corporate governance policies and any related matters required by federal securities laws.

Our nominating and corporate governance committee will consider any director candidates recommended by our stockholders. We do not have a policy regarding the minimum qualifications for director candidates, including candidates recommended by stockholders, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our board will consider the professional and/or educational background of any nominee with a view toward how this person might bring a different viewpoint or experience to our board.

Board Oversight in Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Our Chief Executive Officer also serves as one of our directors and we do not have a lead director. In the context of risk oversight, at the present stage of our operations we believe that our selection of one person to serve in both positions provides the board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the board. The business and operations of our company are managed by our board as a whole, including oversight of various risks that our company faces.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our board of directors, our executive officers and our employees. A copy of the Code of Ethics and Business Conduct is available on our corporate website at www.investmentevolution.com, and any amendments to the Code of Ethics and Business Conduct or any waivers of its requirement related to certain matters, will be disclosed on our website and reported to the SEC, as may be required.

Director Compensation

Each of our non-employee directors receives an annual cash retainer of $36,000. Our corporate governance committee reviews and makes recommendations to the board regarding compensation of directors, including equity-based plans. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except as follows: each of Messrs. Mathieson and Gilmour and Ms. Cholewinski failed to file timely one Form 4 with respect to one transaction.

Limitation on Liability

The Florida Business Corporation Act permits the indemnification of directors, employees, officers and agents of Florida corporations. Our amended and restated articles of incorporation, as amended, and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Florida Business Corporation Act.

The provisions of the Florida Business Corporation Act that authorize indemnification do not eliminate the duty of care of a director, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for:

●	violations of criminal laws, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful,

●	deriving an improper personal benefit from a transaction,

●	voting for or assenting to an unlawful distribution, and

●	willful misconduct or conscious disregard for our best interests in a proceeding by or in the right of a stockholder.

The statute does not affect a director’s responsibilities under any other law, such as the Federal securities laws. The effect of the foregoing is to require our company to indemnify our officers and directors for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for each of our executive officers. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Mathieson,	2015	1,000,000		300,000	(1)	0	0	0	0	0	1,300,000
Chief Executive Officer (2)	2014	300,000	(2)	1,000,000	(2)	0	0	0	0	0	1,300,000

Carla Cholewinski,	2015	220,000		30,000		0	0	0	0	0	250,000
Chief Operating Officer and Chief Credit Officer	2014	210,000		10,000		0	0	0	0	0	220,000

(1)	In September 2015, Mr. Mathieson purchased 220,079 shares of common stock from us for an aggregate purchase price of $220,079. The full amount of the purchase price was offset by $220,079 of his $225,000 September 2015 discretionary bonus declared by the Board to him in September 2015 (for the period January 1, 2015 to September 30, 2015) with the $4,921 balance offset against CEO advance. On December 31, 2015, Mr. Mathieson was paid $75,000 for his 2015 discretionary bonus declared by the Board to him (for the period October 1, 2015 to December 31, 2015). The material factors considered by our board in awarding the total bonus to Mr. Mathieson were the substantial expansion in the loan book and the significant increase in revenues of the business in the relevant period.

(2)	During 2014, Mr. Mathieson agreed to defer receipt of part of his earned consulting fee of $300,000. Throughout 2014, we paid Mr. Mathieson $107,423 of his deferred consulting fee and $85,989 was offset against Series A preferred stock subscription. As of March 31, 2014 we owed Mr. Mathieson $108,988 of deferred salary. As of June 30, 2014, we owed Mr. Mathieson $0 of deferred salary. As of June 30, 2014, we owed Mr. Mathieson $0 of Series A preferred stock dividend. On December 31, 2014, we issued common stock in lieu of payment of dividend on Series A preferred shares accrued of $90,411. As of December 31, 2014, we owed Mr. Mathieson $106,588 of the deferred consulting fee and $0 of Series A preferred stock dividend. No deferred consulting fee was due and owing to Mr. Mathieson as of September 30, 2015. No interest was accrued or due on the deferred consulting fee in 2014.

The material factors considered by our board in awarding the $1,000,000 bonus to Mr. Mathieson were the substantial expansion in the loan book and the significant increase in revenues of the business in the relevant period. The $1,000,000 bonus awarded to Mr. Mathieson by our board was not paid in cash. On June 30, 2014, Mr. Mathieson purchased 2,000,000 shares of common stock from us for an aggregate purchase price of $1,000,000. The full amount of the purchase price was offset by his $1,000,000 deferred compensation.

The total amount of business reimbursements owed by us to Mr. Mathieson for 2014 expenses incurred during 2014 and paid by Mr. Mathieson was $123,591, for telephone and internet costs, meeting costs, business meals and business travel, including multiple airfares to meet our substantial international investor base. In addition, Mr. Mathieson was reimbursed $243,224 in 2014 for business expenses incurred prior to 2014 for telephone and internet costs, meeting costs, business meals and business travel including multiple airfares to meet our substantial international investor base. No business related expense reimbursements were due and owing to Mr. Mathieson as of December 31, 2015.

Mr. Mathieson subscribed for 1,000,000 of Series A preferred stock in December 2013. On March 31, 2014, Mr. Mathieson was issued 1,000,000 shares of Series A preferred stock from us for an aggregate purchase price of $1,000,000. The purchase price of $1,000,000 was offset by (i) $914,011 of the $1,401,763 of deferred salary owed from 2012 and 2013, and (ii) $85,989 of 2014 consulting fee.

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers. However, IEG Holdings entered into a professional consulting contract with Mr. Mathieson on September 30, 2015 with an effective date as of January 1, 2015. Pursuant to the terms of the professional consulting contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings, including services to be provided by IEG Holdings to Investment Evolution Corporation. The professional consulting contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors. Pursuant to the terms of the professional consulting contract, the IEG Holdings’ board of directors authorized a portion in the amount of $225,000 of the 2015 bonus to be paid to Mr. Mathieson on September 30, 2015 for services previously rendered by Mr. Mathieson from January 1, 2015 to September 30, 2015. In addition, the IEG Holdings’ board of directors authorized a final portion in the amount of $75,000 of the 2015 bonus to be paid to Mr. Mathieson on December 31, 2015 for services previously rendered by Mr. Mathieson from October 1, 2015 to December 31, 2015.

IEGC entered into a professional consulting contract with Mr. Mathieson on September 30, 2014 with an effective date of January 1, 2014 pursuant to which Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEGC. The professional consulting contract had a term of one year and renewed automatically for one-year periods unless notice of termination was provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEGC agreed to pay Mr. Mathieson $300,000 annually and a bonus of $1,000,000 payable no later than September 30, 2014 for services provided between January 1, 2014 and September 30, 2014. Beginning January 1, 2015, IEGC agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors on December 31, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul Mathieson	0	0	0	0	0	0	0	0	0
Carla Cholewinski	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 15, 2016, we had 28,877,999 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2016, and reflects:

●	each of our executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Unless otherwise indicated, the business address of each person listed is in care of IEG Holdings Corporation, 6160 West Tropicana Ave., Suite E-13, Las Vegas, NV 89103.

	Shares Beneficially Owned Prior to this Offering
Name	Number		Percent
Named Executive Officers and Directors:
Paul Mathieson	37,000,000	(1)	60.8%
Carla Cholewinski	20,000		*
Matthew I. Banks	—		0.0%
Harold A. Hansen	105,647	(2)	*
All executive officers and directors as a group (4 persons)	37,125,647		61.0%
Other 5% Holders:
Judith Patricia Willoughby & Wayne Robert Willoughby	2,304,994	(3)	8.0%
Clem Tacca	1,854,867	(4)	6.4%

* Less than 1%.

(1)	Includes 32,000,000 shares of common stock into which Mr. Mathieson’s 1,000,000 shares of Series A preferred stock are convertible at any time.

(2)	With respect to 73,092 shares, Mr. Hansen shares voting and investment power with his spouse. With respect to 32,555 shares, Mr. Hansen shares voting and investment power with Trevor Schoenmaker, Lisa Stibley and Brett Hansen.

(3)	Of these shares, 1,303,844 shares are owned by POTB Pty Ltd as trustee for Muda Jake Trust, and 1,001,150 shares are owned by Super Keeper Pty Ltd as trustee for RestNPlay SMSF. Ms. and Mr. Willoughby are beneficiaries of the Muda Jake Trust and RestNPlay SMSF.

(4)	Of these shares, 1,211,198 shares are owned by Fenwick Corporation Pty Ltd (“Fenwick”). Fenwick is the trustee for Fenwick Investment A/C. Mr. Tacca is the director of Fenwick and the beneficiary of Fenwick Investment A/C. 58,904 of these shares are owned by C T Super Pty Ltd. Mr. Tacca is the director of C T Super Pty Ltd. 584,765 shares are held by Clem Tacca Pty Ltd as trustee for Clem Tacca Family A/C. Mr. Tacca is the director of Clem Tacca Pty Ltd and the beneficiary of Clem Tacca Family A/C.

DESCRIPTION OF SECURITIES

The following description of our capital stock is based upon our amended and restated articles of incorporation, as amended, our amended and restated bylaws and applicable provisions of law, in each case as currently in effect. This discussion does not purport to be complete and is qualified in its entirety by reference to our amended and restated articles of incorporation, as amended, and our amended and restated bylaws, copies of which are filed with the SEC as exhibits to the Form 10-K.

Authorized Capital Stock

As February 15, 2016, our authorized capital stock consists of (i) 3,000,000,000 shares of common stock, par value $0.001 per share, and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. At February 15, 2016, we had 28,877,999 shares of common stock issued and outstanding. At February 15, 2016, we had 1,000,000 shares of Series A preferred stock and no shares of Series F, Series G and Series H preferred stock issued and outstanding. Effective June 17, 2015, the Series B, Series C, Series D and Series E preferred stock were cancelled.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred Stock

The preferred stock is issuable in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock.

Description of Series A Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 1,000,000 shares of Series A preferred stock, 1,000,000 of which are outstanding as of February 15, 2016. Mr. Mathieson, our chief executive officer, is the beneficial owner of all 1,000,000 outstanding shares of Series A preferred stock as of the date of this prospectus. There are no sinking fund provisions applicable to our Series A preferred stock.

Ranking. The Series A preferred stock ranks pari passu with any other series of preferred stock designated by us and not designated as senior securities or subordinate to the Series A preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of IEG Holdings, a holder of Series A preferred stock will be entitled to receive $1.00 per share of Series A preferred stock.

Dividends. The Series A preferred stock is entitled to receive 12% per annum dividends, paid monthly.

Conversion. Holders of Series A preferred shares have the following rights with respect to the conversion of Series A preferred shares into shares of our common stock:

●	At any time after December 31, 2014 and upon notice provided by the holder to us, a holder has the right to convert, at face value per share, all or any portion of their Series A preferred shares into shares of our common stock on the basis of 32 shares of common stock for each share of Series A preferred stock so converted (the “Series A Conversion Ratio”).

●	If at any time after the date of issuance of the Series A preferred stock, in the event we (i) make or issue a dividend or other distribution payable in common stock (other than with respect to the Series A preferred stock); (ii) subdivide outstanding shares of common stock into a larger number of shares; or (iii) combine outstanding shares of common stock into a smaller number of shares; or (iv) conduct a rights offering to its existing stockholders, the Series A Conversion Ratio shall be adjusted appropriately.

●	Except as otherwise provided in the amended and restated articles of incorporation, as amended, if the common stock issuable upon the conversion of the Series A preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise, then in each such event, the holder of each share of Series A preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series A preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

Voting. On all matters to come before our stockholders, holders of Series A preferred stock have that number of votes per share (rounded to the nearest whole share) equal to the product of: (a) the number of shares of Series A preferred stock held on the record date for the determination of the holders of the shares entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of stockholders is first solicited, and (b) 1001. The holders of Series A preferred shares vote together with the holders of the outstanding shares of all other capital stock of IEG Holdings (including and any other series of preferred stock then outstanding), and not as a separate class, series or voting group.

Redemption and Call Rights. The Series A preferred stock is not subject to any redemption rights on behalf of IEG Holdings or subject to call by any holder of Series A preferred stock.

Description of Series F Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 2,000,000 shares of Series F preferred stock, none of which are outstanding as of February 15, 2016. There are no sinking fund provisions applicable to our Series F preferred stock.

Ranking. The Series F preferred stock ranks pari passu with any other series of preferred stock subsequently designated by us and not designated as senior securities or subordinate to the Series F preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of IEG Holdings, a holder of Series F preferred stock will be entitled to receive $1.00 per share of Series F preferred stock.

Dividends. The Series F preferred stock is entitled to receive 12% per annum dividends, paid monthly.

Conversion. Holders of Series F preferred shares have the following rights with respect to the conversion of Series F preferred shares into shares of our common stock:

●	If the holder elects to convert on December 31, 2015, such shares shall be converted on the basis of 13,332/10,000 (1.332) shares of common stock for each share of Series F preferred stock (the “Series F Conversion Ratio”). Effective June 30, 2015, holders of an aggregate of 1,750,000 shares of Series F preferred stock notified us of their intent to convert their Series F shares into shares of common stock. On June 30, 2015, we issued an aggregate of 635,395 shares of common stock to such Series F holders (prior to a change in the conversion ratio of the Series F preferred stock that took effect in September 2015). Effective December 31, 2015, holders of an aggregate of 250,000 shares of Series F preferred stock notified the Company of their intent to convert their Series F shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 333,300 shares of common stock to such Series F holders.

●	If at any time after the date of issuance of the Series F preferred stock, in the event IEG Holdings (i) makes or issues a dividend or other distribution payable in common stock (other than with respect to the Series F preferred stock); (ii) subdivides outstanding shares of common stock into a larger number of shares; or (iii) combines outstanding shares of common stock into a smaller number of shares; or (iv) conducts a rights offering to its existing stockholders, the Series F Conversion Ratio shall be adjusted appropriately.

●	Except as otherwise provided in the amended and restated articles of incorporation, as amended, if the common stock issuable upon the conversion of the Series F preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise, then in each such event, the holder of each share of Series F preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series F preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

Voting. On all matters to come before our stockholders, holders of Series F preferred stock have that number of votes per share (rounded to the nearest whole share) equal to the product of: (a) the number of shares of Series F preferred stock held on the record date for the determination of the holders of the shares entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of stockholders is first solicited, and (b) 34/100. The holders of Series F preferred shares vote together with the holders of the outstanding shares of all other capital stock of IEG Holdings (including and any other series of preferred stock then outstanding), and not as a separate class, series or voting group.

Redemption and Call Rights. Any time after December 31, 2015, we have the right, but not the obligation, to redeem all of the unconverted outstanding shares of Series F preferred stock by paying in cash an amount per share equal to $1.00.

Description of Series G Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 6,000,000 shares of Series G preferred stock, none of which are outstanding as of February 15, 2016. There are no sinking fund provisions applicable to our Series G preferred stock.

Ranking. The Series G preferred stock ranks pari passu with any other series of preferred stock subsequently designated by us and not designated as senior securities or subordinate to the Series G preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of IEG Holdings, a holder of Series G preferred stock will be entitled to receive $1.00 per share of Series G preferred stock.

Dividends. The Series G preferred stock is entitled to receive 12% per annum dividends, paid quarterly.

Conversion. Holders of Series G preferred shares have the following rights with respect to the conversion of Series G preferred shares into shares of our common stock:

●	If the holder elects to convert on December 31, 2015, such shares shall be converted on the basis of 8,000/10,000 (0.8000) shares of our common stock for each share of Series G preferred stock (the “Series G Conversion Ratio”). Effective June 30, 2015, holders of an aggregate of 4,459,500 shares of Series G preferred stock notified us of their intent to convert their Series G shares into shares of common stock. On June 30, 2015, we issued an aggregate of 938,725 shares of common stock to such Series G holders (prior to a change in the conversion ratio of the Series G preferred stock that took effect in September 2015). Effective December 31, 2015, holders of an aggregate of 1,050,000 shares of Series G preferred stock notified the Company of their intent to convert their Series G shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 840,000 shares of common stock to such Series G holders. On January 1, 2016, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred stock. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000.

●	If at any time after the date of issuance of the Series G preferred stock, in the event IEG Holdings (i) makes or issues a dividend or other distribution payable in common stock (other than with respect to the Series G preferred stock); (ii) subdivides outstanding shares of common stock into a larger number of shares; or (iii) combines outstanding shares of common stock into a smaller number of shares; or (iv) conducts a rights offering to its existing stockholders, the Series G Conversion Ratio shall be adjusted appropriately.

●	Except as otherwise provided in the amended and restated articles of incorporation, as amended, if the common stock issuable upon the conversion of the Series G preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise, then in each such event, the holder of each share of Series G preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series G preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

Voting. On all matters to come before our stockholders, holders of Series G preferred stock have that number of votes per share (rounded to the nearest whole share) equal to the product of: (a) the number of shares of Series G preferred stock held on the record date for the determination of the holders of the shares entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of stockholders is first solicited, and (b) 20/100. The holders of Series G preferred shares vote together with the holders of the outstanding shares of all other capital stock of IEG Holdings (including and any other series of preferred stock then outstanding), and not as a separate class, series or voting group.

Redemption and Call Rights. Any time after December 31, 2015, we have the right, but not the obligation, to redeem all of the unconverted outstanding shares of Series G preferred stock by paying in cash an amount per share equal to $1.00.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, none of which are outstanding as of February 15, 2016. There are no sinking fund provisions applicable to our Series H preferred stock.

Ranking. The Series H preferred stock ranks pari passu with any other series of preferred stock subsequently designated by IEG Holdings and not designated as senior securities or subordinate to the Series H preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of IEG Holdings, a holder of Series H preferred stock will be entitled to receive $1.00 per share of Series H preferred stock.

Dividends. The Series H preferred stock is entitled to receive 10% per annum dividends, paid quarterly.

Conversion. Holders of Series H preferred shares have the following rights with respect to the conversion of Series H preferred shares into shares of our common stock:

●	On June 30, 2016 and upon notice provided by the holder to us, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of one (1) share of common stock for each share of Series H preferred stock so converted (the “Series H Conversion Ratio”). Effective December 31, 2015, holders of an aggregate of 160,000 shares of Series H preferred stock notified the Company of their intent to convert their Series H shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 85,312 shares of common stock to such Series H holders.

●	If at any time after the date of issuance of the Series H preferred stock, in the event IEG Holdings (i) makes or issues a dividend or other distribution payable in common stock (other than with respect to the Series H preferred stock); (ii) subdivides outstanding shares of common stock into a larger number of shares; or (iii) combines outstanding shares of common stock into a smaller number of shares; or (iv) conducts a rights offering to its existing stockholders, the Series H Conversion Ratio shall be adjusted appropriately.

●	Except as otherwise provided in the amended and restated articles of incorporation, as amended, if the common stock issuable upon the conversion of the Series H preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise, then in each such event, the holder of each share of Series H preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series H preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

Voting. On all matters to come before our stockholders, holders of Series H preferred stock have that number of votes per share (rounded to the nearest whole share) equal to the product of: (a) the number of shares of Series H preferred stock held on the record date for the determination of the holders of the shares entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of stockholders is first solicited, and (b) 13/100. The holders of Series H preferred shares vote together with the holders of the outstanding shares of all other capital stock of IEG Holdings (including and any other series of preferred stock then outstanding), and not as a separate class, series or voting group.

Redemption and Call Rights. Any time after June 30, 2016, we have the right, but not the obligation, to redeem all of the unconverted outstanding shares of Series H preferred stock by paying in cash an amount per share equal to $1.00.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders	-	-	-
Plans not approved by stockholders	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to the audit committee for consideration for referral to our board of directors for its consideration.

IEGC entered into a professional consulting contract with Mr. Mathieson on September 30, 2014 with an effective date of January 1, 2014 pursuant to which Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEGC. The professional consulting contract had a term of one year and renewed automatically for one-year periods unless notice of termination was provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEGC agreed to pay Mr. Mathieson $300,000 annually and a bonus of $1,000,000 payable no later than September 30, 2014 for services provided between January 1, 2014 and September 30, 2014. Beginning January 1, 2015, IEGC agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors on December 31, 2015.

In August 2015, IEGC assigned all of its tangible and intangible assets to IEG Holdings and IEGC was dissolved.

IEG Holdings entered into a professional consulting contract with Mr. Mathieson on September 30, 2015 with an effective date as of January 1, 2015. Pursuant to the terms of the professional consulting contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings, including services to be provided by IEG Holdings to Investment Evolution Corporation. The professional consulting contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors. Pursuant to the terms of the professional consulting contract, the IEG Holdings’ board of directors authorized a portion in the amount of $225,000 of the 2015 bonus to be paid to Mr. Mathieson on September 30, 2015 for services previously rendered by Mr. Mathieson from January 1, 2015 to September 30, 2015. In addition, the IEG Holdings’ board of directors authorized a final portion in the amount of $75,000 of the 2015 bonus to be paid to Mr. Mathieson on December 31, 2015 for services previously rendered by Mr. Mathieson from October 1, 2015 to December 31, 2015.

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $1,300,000 for the year ended December 31, 2015. $220,079 was offset against common stock subscription. Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $1,300,000 for the year ended December 31, 2014, of which $1,000,000 was offset against common stock subscription and $85,989 was offset against preferred stock subscription. The balance of deferred salary amounted to $106,588 at December 31, 2014.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $250,000 for the year ended December 31, 2015. $20,000 was offset against common stock subscription. Compensation to our Chief Operating Officer totaled $220,000 for the year ended December 31, 2014.

VP Corporate Finance

Compensation to our VP Corporate Finance totaled $121,721 for the year ended December 31, 2015, of which $14,029 was offset against common stock subscription. Compensation to our VP Corporate Finance totaled $155,573 for the year ended December 31, 2014, of which $67,112 was offset against common stock subscription.

Consulting Fees

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $27,500 and $29,538, respectively, to Gilmour & Company Pty Ltd., which is owned by Ian Gilmour, a director of IEG Holdings Corporation.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $27,500 and $0, respectively, to Matthew Banks, who is a director of IEG Holdings Corporation. $20,000 of the $27,500 consulting fees incurred in year ended December 31, 2015 was paid, with the remaining $7,500 offset as consideration for common stock subscriptions by Ian Banks (Matthew Bank’s father).

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $27,500 and $0, respectively to R & H Nominees Pty Ltd which is owned by Harold Hansen, who is a director of IEG Holdings Corporation.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $4,500 and $20,000 to Comms Watch Pty Ltd, which is owned by Damien Mathieson, the brother of our Chief Executive Officer.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $318,857 and $321,951, respectively, to Clem Tacca, who is a shareholder of IEG Holdings Corporation, and related entities.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $66,098 and $22,000, respectively, to Ascendant SC Pty Ltd, which is a shareholder of IEG Holdings Corporation. $25,000 of the consulting fees incurred were offset as consideration for Series G Preferred Stock on June 19, 2015 and $10,000 of the consulting fees incurred were offset as consideration for common stock subscriptions at December 31, 2015.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $419,204 and $150,473, respectively, to Frank Wilkie, who is a shareholder of IEG Holdings Corporation, and related entities. $70,250 of the $419,204 consulting fees incurred in the year ended December 31, 2015 was paid, with $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015 and $124,454 offset as consideration for common stock subscriptions.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $75,000 and $0, respectively, to Judith Willoughby, who is a shareholder of IEG Holdings Corporation, and related entities. $55,000 of the $75,000 consulting fees incurred in the year ended December 31, 2015 was paid, with the remaining $20,000 offset as consideration for common stock subscriptions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Rose, Snyder & Jacobs LLP for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$226,100	$96,200
Audit-Related Fees	0	0
Tax Fees	11,675	1,100
All Other Fees	0	0
Total	$237,775	$97,300

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-21.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2015).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Articles of Amendment effective December 1, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 4, 2015).

3.8	Articles of Amendment effective January 8, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 14, 2016).

3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the SEC on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the SEC on December 12, 2014).

10.6	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the SEC on April 9, 2015).

10.7+	Professional Consulting Contract, dated September 30, 2015 but effective as of January 1, 2015, by and between IEG Holdings Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q filed with the SEC on October 30, 2015).

10.8+	Professional Consulting Contract, dated September 30, 2014 but effective as of January 1, 2014, by and between Investment Evolution Global Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q filed with the SEC on October 30, 2015).

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: February 18, 2016	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Mathieson	President, Chief Executive Officer, Chief Financial Officer, and Director	February 18, 2016
Paul Mathieson	(Principal Executive Officer and Principal Financial Officer)

/s/ Matthew I. Banks	Director	February 18, 2016
Matthew I. Banks

/s/ Harold A. Hansen	Director	February 18, 2016
Harold A. Hansen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IEG Holdings Corporation:

We have audited the accompanying consolidated balance sheets of IEG Holdings Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. IEG Holdings Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IEG Holdings Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

February 18, 2016

15821 VENTURA BOULEVARD, SUITE 490, ENCINO, CALIFORNIA 91436 PHONE: (818) 461 - 0600 ● FAX: (818) 461 - 0610

IEG HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
ASSETS
Cash and cash equivalents	$485,559	$433,712
Loans receivable, net, note 2	7,124,702	4,316,316
Other receivables	76,262	25,882
Prepaid expenses	7,276	-
Property and equipment, net, note 3	28,511	36,100
Security deposits	35,839	39,329
Loan costs, net	-	77,781

TOTAL ASSETS	$7,758,149	$4,929,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$96,441	$172,139
Deferred rent	11,522	28,429
CEO accrued consulting fees, note 10		106,588
Senior debt, note 4	-	2,230,000

TOTAL LIABILITIES	107,963	2,537,156

COMMITMENTS AND CONTINGENCIES, note 9

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1,160,000 and 2,400,000 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively, note 6	1,160	2,400
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 28,874,299 and 21,581,103 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively, note 6	2,165,405	2,158,111
Additional paid-in capital	26,025,071	14,914,705
Prepaid preferred share redemption, note 13	(160,000)	-
Accumulated deficit	(20,381,450)	(14,683,252)

TOTAL STOCKHOLDERS’ EQUITY	7,650,186	2,391,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,758,149	$4,929,120

The financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split that occurred on June 17, 2015.

See report of independent registered public accounting firm and notes to consolidated financial statements.

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
REVENUES
Interest revenue	$1,789,701	$521,018
Other revenue	45,464	8,207

TOTAL REVENUES	1,835,165	529,225

OPERATING EXPENSES
Salaries and compensation	2,126,243	1,889,136
Other operating expenses	1,399,157	904,920
Consulting	1,013,690	871,228
Provision for credit losses	1,134,518	614,684
Advertising	950,905	459,804
Rent	244,621	250,744
Travel, meals and entertainment	129,351	376,101
Depreciation and amortization	14,124	15,054

TOTAL OPERATING EXPENSES	7,012,609	5,381,671

LOSS FROM OPERATIONS	(5,177,444)	(4,852,446)

OTHER INCOME (EXPENSE)
Interest expense	(527,921)	(558,257)
Miscellaneous income (expense)	7,167	8,949

TOTAL OTHER INCOME (EXPENSE)	(520,754)	(549,308)

NET LOSS	$(5,698,198)	$(5,401,754)

Dividends on preferred shares	(311,056)	(204,526)

Net loss attributable to common stockholders	(6,009,254)	(5,606,280)

Net loss attributable to common stock per share, basic and diluted *	$(0.25)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted *	23,812,576	13,345,142

The financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split that occurred on June 17, 2015.

See report of independent registered public accounting firm and notes to consolidated financial statements.

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Preferred Stock																Additional	Prepaid Preferred
	Common Stock *		Series A		Series B		Series C		Series D		Series E		Series F		Series G		Series H		Paid-in	Share	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Deficit	Total

Balance, January 1, 2014	9,567,228	956,723	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,323,319	-	(9,281,498)	(2,001,456)

Issuance of shares at $0.50	6,119,914	611,991																	2,447,966	-	-	3,059,957

Issuance of shares at $1.00, $1.50 and $2.00	3,038,844	303,885																	2,791,833	-	-	3,095,718

Issuance of Preferred Shares	-	-	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	999,000	-	-	1,000,000

Issuance of Preferred Shares	-	-	-	-	410,000	410	-	-	-	-	-	-	-	-	-	-	-	-	409,590	-	-	410,000

Issuance of Preferred Shares	-	-	-	-	-	-	400,025	400	-	-	-	-	-	-	-	-	-	-	399,625	-	-	400,025

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	173,000	173									172,827	-	-	173,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	461,000	461	-	-	-	-	-	-	460,539	-	-	461,000

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	1,400,000	1,400	-	-	-	-	1,398,600	-	-	1,400,000

Conversion of Preferred Shares to Common Shares	2,855,117	285,512	-	-	(410,000)	(410)	(400,025)	(400)	(173,000)	(173)	(461,000)	(461)	-	-	-	-	-	-	(284,068)	-	-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,526)	-	-	(204,526)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,401,754)	(5,401,754)

Balance, December 31, 2014	21,581,103	$2,158,111	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	1,400,000	$1,400	-	$-	-	$-	$14,914,705	$-	$(14,683,252)	$2,391,964

Issuance of shares at $1.00	4,326,086	4,326																	4,321,760			4,326,086

Issuance of Preferred Shares	-	-	-	-	-	-	-	-	-	-	-	-	600,000	600	5,669,500	5,670	160,000	160	6,423,071		-	6,429,500

Issuance of shares at $5.00	134,378	134																	671,756			671,890

Conversion of Preferred Shares to Common Shares	2,832,732	2,833	-	-	-	-	-	-	-	-	-	-	(2,000,000)	(2,000)	(5,509,500)	(5,510)	(160,000)	(160)	4,836	-	-	-

Prepaid Preferred Share Redemption																				(160,000)		(160,000)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(311,056)	-	-	(311,056)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,698,198)	(5,698,198)

Balance, December 31, 2015	28,874,299	$2,165,405	1,000,000	$1,000	-	$-	-	$-	-	$-	-	$-	-	$-	160,000	$160	-	$-	$26,025,071	$(160,000)	$(20,381,450)	$7,650,186

The financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split that occurred on June 17, 2015.

See report of independent registered public accounting firm and notes to consolidated financial statements.

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,698,198)	$(5,401,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,134,518	614,684
Depreciation and amortization	14,124	15,054
Amortization of loan costs	77,781	53,689
Loss on disposition of property and equipment	12,582	-
Changes in assets - (increase) decrease:
Other receivables	(50,380)	(25,882)
Prepaid expenses	(7,276)	-
Deposits	3,490	-
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	452,285	554,867
Deferred rent	(16,906)	(20,415)
Deferred salary	118,412	907,598

NET CASH USED IN OPERATING ACTIVITIES	(3,959,568)	(3,302,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(5,381,851)	(4,781,022)
Loans receivable repaid	1,438,946	276,077
Advances to CEO	(95,003)	-
Purchase of property & equipment	(19,117)	(9,009)

NET CASH USED IN INVESTING ACTIVITIES	(4,057,025)	(4,513,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,730,000
Proceeds from short-term loans	400,000	669,980
Payments on short-term loans	(400,000)	(419,980)
Repayment of senior debt	(2,230,000)	-
Prepaid preferred share redemption	(160,000)
Deposit on preferred shares to be issued	-	1,834,112
Preferred dividends paid	(220,974)	(114,115)
Proceeds from issuance of preferred stock	6,100,000	-
Proceeds from issuance of common stock	4,579,414	4,267,949

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,068,440	7,967,946

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,847	151,833

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	433,712	281,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$485,559	$433,712

Supplemental disclosures:
Interest paid in cash	$508,800	$477,157
Income taxes paid in cash	$-	$-

Issuance of common stock in lieu of payment of accrued compensation	$261,608	$1,000,000
Issuance of common stock in lieu of payment of dividend on preferred shares	$-	$90,411
Issuance of preferred stock in lieu of consulting fees	$279,500	$-
Issuance of common stock in lieu of consulting fees	$156,954	$-
Deposit on preferred stock in lieu of accrued compensation	$-	$85,989
Advance officer offset against preferred dividends & accrued compensation	$95,003	$-
Stock in lieu of repayment of short term loan	$-	$390,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The principal business activity of the Company is providing unsecured $5,000 consumer loans over a five-year term through its subsidiaries Investment Evolution Corporation and IEC SPV, LLC. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 17 states and offers all loans within the prevailing statutory rates.

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

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During fiscal 2015, the Company originated $5,000 and $10,000 loans over a five-year term and during fiscal 2014, the Company originated $2,000, $3,000, $5,000 and $10,000 loans with terms ranging from three to five years. In June 2015, the Company streamlined its product offering to $5,000 loans over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2015, 111 loans with a total balance of $543,054 were delinquent or in default.

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

Impaired Loans

The Company assesses loans for impairment individually when a loan is 91 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectable due to consumer specific circumstances.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Operating Leases

The Company’s office leases all expire (unless renewed) during 2016.

Loan Costs

Loan costs consisted of broker success fees and legal fees related to the credit facility. These costs were amortized over the period of the credit facility. Accumulated amortization of loan costs amounted to $205,485 and 127,704 at December 31, 2015 and 2014, respectively. The loan costs were fully amortized at December 31, 2015 as the credit facility was repaid in full on August 21, 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $950,905 and $459,804 at December 31, 2015 and 2014, respectively.

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 100-for-1 reverse split that occurred on June 17, 2015.

Reclassifications

Certain numbers from the prior period have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

The Company has adopted guidance issued by the FASB that defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles, and expands disclosures about fair value measurements. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

At December 31, 2015 and 2014, the only financial instruments that are subject to these classifications are cash and cash equivalents, which are considered Level I assets.

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

2.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31:

	2015	2014
Loans receivable	$8,110,077	$4,913,279
Allowance for credit losses	(985,375)	(596,963)
Loans receivable, net	$7,124,702	$4,316,316

A reconciliation of the allowance for credit losses consist of the following at December 31:

	2015	2014
Beginning balance	$596,963	$61,319
Provision for credit losses	1,134,518	614,684
Loans charged off	(746,106)	(79,040)
Ending balance	$985,375	$596,963
Basis of Assessment:
Individually	$-	$-
Collectively	$985,375	$596,963

The following is an age analysis of past due receivables as of December 31, 2015 and 2014:

	30-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
2015	$157,316	$153,623	$389,431	$700,370	$7,409,707	$8,110,077	$389,431
2014	$65,684	$76,198	$124,397	$266,279	$4,647,000	$4,913,279	$124,397

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of December 31, 2015 and 2014 by credit quality indicator:

Credit Score	2015		2014
Below 575	$		$-
575-600		149,056	299,040
601-650		3,397,512	2,180,507
651-700		3,230,308	1,737,587
701-750		1,097,225	558,305
751-800		185,840	113,581
801-850		50,136	24,259
		$8,110,077	$4,913,279

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

3.	PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consists of the following:

	2015	2014
Computer equipment	$111,196	$120,513
Furniture and fixtures	21,303	22,323
Leasehold improvements	35,897	55,102
	168,396	197,938
Less accumulated depreciation and amortization	139,885	161,838
Total	$28,511	$36,100

Depreciation of property and equipment amounted to $14,124 and $15,054 during the years ended December 31, 2015 and 2014, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4.	SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $0 and $2,230,000 outstanding at December 31, 2015 and December 31, 2014, respectively, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the years ended December 31, 2015 and 2014 were $107,340 and $0, respectively. All loans receivable of the company are pledged as collateral at December 31, 2015 for the fulfillment of the Net Profit calculation.

5.	WORKING CAPITAL LOANS

On January 29, 2014, the Company received $60,000 of a $265,000 loan from Willoughby Family Trust, an investor in the Company. The Company received an additional $140,000 on February 11 and an additional $65,000 on March 10, 2014. The Company repaid $110,000 in cash on June 30, 2014, and $200,000 was an offset of balance due for subscription receivable, which comprised full repayment of $265,000 loan principal and a $45,000 facility fee recorded as interest expense.

On February 26, 2014, the Company received $85,000 of a working capital loan of up to $245,000 from Dr. L. Prasad, an investor in the Company. The Company received an additional $25,000 on March 27, 2014, repaid $25,000 on April 2, 2014 and received an additional $30,000 on April 22, 2014. The Company repaid $139,500 on May 1, 2014 which comprised full repayment of $115,000 outstanding loan principal and a $24,500 facility fee recorded as interest expense.

On July 13, 2014, the Company secured a $100,000 working capital loan to expand from Dr. L Prasad, an investor in the Company. The Company repaid $115,000 on September 30, 2014 which comprised full repayment of $100,000 loan principal and a $15,000 facility fee recorded as interest expense.

On July 14, 2014, the Company secured a $90,000 working capital loan to expand from Willoughby Family Trust, an investor in the Company. The Company repaid $9,000 cash on September 8, 2014, and $90,000 was an offset of balance due for subscription receivable, which comprised full repayment of $90,000 loan principal and a $9,000 facility fee recorded as interest expense.

On July 28, 2014, the Company secured a $100,000 working capital loan to expand from Domenic Tacca, an investor in the Company. The Company repaid $115,000 on September 30, 2014 which comprised full repayment of $100,000 loan principal and a $15,000 facility fee recorded as interest expense.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The effective interest rate on these notes is 81.1% and 43.7% for the years ended December 31, 2015 and 2014, respectively.

6.	STOCKHOLDERS’ EQUITY

The aggregate number of shares which the Company has the authority to issue is 3,050,000,000 shares, of which 3,000,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At December 31, 2015, the Company had 28,874,299 shares of common stock issued and outstanding. At December 31, 2015, the Company also had 1,000,000, 0, 160,000, and 0 shares of Series A, Series F, Series G and Series H preferred stock, respectively, issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof.

During the years ended December 31, 2015, and 2014 the Company issued 4,460,464 shares at a price of $1.00 and $5.00 per share and 9,158,758 shares at a price of $0.50, $1.00, $1.50 and $2.00, respectively, in accordance with offerings to existing stockholders of the Company.

On March 31, 2014 the Board of Directors resolved to increase the authorized number of common stock from 1,000,000,000 to 2,500,000,000. In addition, the Board of Directors authorized to issue 1,000,000, 410,000, 400,025 and 173,000 shares of Series A, B, C and D of Preferred Stock, par value $0.001 per share, respectively.

On March 31, 2014 the Company issued 1,983,025 shares of convertible preferred stock (“Preferred Stock”), which is allocated as follows: Series A: 1,000,000 shares, Series B: 410,000 shares, Series C: 400,025 shares and Series D: 173,000 shares. 1,000,000 shares of Series A Preferred Stock were issued to the Company’s President and Chief Executive Officer, Mr. Paul Mathieson, in consideration for $1,000,000 owed to him.

On October 27, 2014, the Board of Directors authorized to issue 1,500,000 shares of Series F Preferred Stock, par value $0.001 per share.

On November 19, 2014 the Company issued 1,861,000 shares of Preferred Stock, which is allocated as follows:

●	Series E: 461,000 shares and Series F: 1,400,000 shares.

On December 31, 2014, all holders of Series B, Series C, Series D, and Series E Preferred Stock elected to convert their shares to Common Stock, which was distributed as follows:

●	Series B: 410,000 shares of preferred stock converted to 1,640,000 shares of common stock

●	Series C: 400,025 shares of preferred stock converted to 800,050 shares of common stock

●	Series D: 173,000 shares of preferred stock converted to 230,067 shares of common stock

●	Series E: 461,000 shares of preferred stock converted to 184,400 shares of common stock.

Following the conversions on December 31, 2014, no shares of Series B, Series C, Series D, and Series E preferred stock were outstanding.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On May 1, 2015, the Board of Directors resolved to increase the authorized number of common stock from 2,500,000,000 to 3,000,000,000.

On June 17, 2015, the Board of Directors cancelled Series B, Series C, Series D and Series E Preferred Stock, increased the authorized shares of Series F Preferred Stock, par value $0.001 per share, to 2,000,000, and authorized to issue 6,000,000 and 10,000,000 shares of Series G and Series H of Preferred Stock, par value $0.001 per share, respectively.

On June 17, 2015, the Company issued 600,000 shares of Series F Preferred Stock in consideration for receipt of an aggregate of $600,000.

On June 22, 2015, the Company issued 5,419,500 shares of Series G Preferred Stock in consideration for receipt of $5,419,500.

On June 30, 2015, holders of Series F and Series G Preferred Stock elected to convert some of their shares to Common Stock, which was distributed as follows:

●	Series F: 1,750,000 shares of preferred stock converted to 635,395 shares of common stock.

●	Series G: 4,459,500 shares of preferred stock converted to 938,725 shares of common stock.

On September 2, 2015, the Company issued an aggregate of 4,326,086 shares of the Company’s common stock to certain of its existing stockholders in consideration for $4,326,086. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act.

On September 10, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced August 3, 2015 and removing references to conversion on June 30, 2015 for Series F and Series G preferred stock:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 4 to 8 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 3,333/10,000 (0.3333) to 6,666/10,000 (0.6666) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 2,000/10,000 (0.2000) to 4,000/10,000 (0.4000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 1,333/10,000 (0.1333) to 2,666/10,000 (0.2666) shares of common stock for each Series H preferred stock.

On October 22, 2015, the Company issued 160,000 shares of Series H Preferred Stock in consideration for receipt of an aggregate of $160,000.

On December 1, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced December 1, 2015:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 8 to 16 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 6,666/10,000 (0.6666) to 13,332/10,000 (1.3332) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 4,000/10,000 (0.4000) to 8,000/10,000 (0.8000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 2,666/10,000 (0.2666) to 5,332/10,000 (0.5332) shares of common stock for each Series H preferred stock.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On December 31, 2015, the Company issued an aggregate of 134,378 shares of the Company’s common stock to certain of its existing stockholders for consideration of $671,890. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act.

On December 31, 2015, all holders of Series F and Series H Preferred Stock and some holders of Series G Preferred Stock elected to convert their shares to Common Stock, which was distributed as follows:

●	Series F: 250,000 shares of preferred stock converted to 333,300 shares of common stock

●	Series G: 1,050,000 shares of preferred stock converted to 840,000 shares of common stock

●	Series H: 160,000 shares of preferred stock converted to 85,312 shares of common stock

Following the conversions on December 31, 2015, no shares of Series F and Series H preferred stock were outstanding and 160,000 shares of Series G preferred stock were outstanding.

On January 1, 2016, pursuant to the terms of the Company’s Series G preferred stock, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred stock. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000. Following the redemption of the unconverted shares of Series G preferred stock, no shares of Series G preferred stock will be outstanding.

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

Series A Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 0 and 1,000,000 shares of Series A convertible preferred stock, respectively, with a par value of $0.001 per share. Each share is convertible into 16 shares of common stock at the option of the holder any time after December 31, 2015 (32 shares at January 8, 2016 – see note 13). The holder of the shares is also entitled to vote at a ratio of 1001 votes for each share of preferred stock.

Series B Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 0 and 410,000 shares of Series B convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 4 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 1,640,000 shares on December 31, 2014. On June 17, 2015, the Board of Directors cancelled Series B Preferred Stock.

Series C Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 0 and 400,025 shares of Series C convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 2 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 800,050 shares on December 31, 2014. On June 17, 2015, the Board of Directors cancelled Series C Preferred Stock.

Series D Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 0 and 173,000 shares of Series D convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 1.333 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 230,667 shares on December 31, 2014. On June 17, 2015, the Board of Directors cancelled Series D Preferred Stock.

Series E Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 0 and 461,000 shares of Series E convertible preferred stock, respectively, with a par value of $0.001 per share. Each share was converted into 0.4 shares of common stock at the option of the holder on December 31, 2014, for a total issuance of 184,400 shares on December 31, 2014. On June 17, 2015, the Board of Directors cancelled Series E Preferred Stock.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Series F Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 600,000 and 1,400,000 shares of Series F convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series F preferred shares into shares of our common stock on the basis of 13,332/10,000 (1.3332) shares of common stock for each share of Series F preferred stock so converted. The holder of the shares is also entitled to vote at a ratio of 0.34 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Effective June 30, 2015, holders of an aggregate of 1,750,000 shares of Series F preferred stock notified the Company of their intent to convert their Series F shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 635,395 shares of common stock to such Series F holders. Effective December 31, 2015, holders of an aggregate of 250,000 shares of Series F preferred stock notified the Company of their intent to convert their Series F shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 333,300 shares of common stock to such Series F holders.

Series G Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 5,669,500 and 0 shares of Series G convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series G preferred shares into shares of our common stock on the basis of 8,000/10,000 (0.8000) shares of common stock for each share of Series G preferred stock so converted. The holder of the shares is also entitled to vote at a ratio of 0.20 votes for each share of preferred stock. Any time after December 31, 2015, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Effective June 30, 2015, holders of an aggregate of 4,459,500 shares of Series G preferred stock notified the Company of their intent to convert their Series G shares into shares of common stock. On June 30, 2015, the Company issued an aggregate of 938,725 shares of common stock to such Series G holders. Effective December 31, 2015, holders of an aggregate of 1,050,000 shares of Series G preferred stock notified the Company of their intent to convert their Series G shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 840,000 shares of common stock to such Series G holders. On January 1, 2016, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred stock. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000.

Series H Preferred Stock

During the years ended December 31, 2015 and 2014, the Company issued 160,000 and 0 shares of Series H convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2015 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of 5,332/10,000 (0.5332) shares of common stock for each share of Series H preferred stock so converted or if the holder elects to convert on June 30, 2016, such shares shall be converted on the basis of 1 share of common stock for each share of Series H Preferred Stock. The holder of the shares is also entitled to vote at a ratio of 0.13 votes for each share of preferred stock. Any time after June 30, 2016, the Company also has the right to redeem the shares at a redemption value of $1 per share.

Effective December 31, 2015, holders of an aggregate of 160,000 shares of Series H preferred stock notified the Company of their intent to convert their Series H shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 85,312 shares of common stock to such Series H holders.

7.	INCOME TAXES

The difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to pre-tax income (loss) is mainly related to an increase in the valuation allowance. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Deferred income tax assets are mainly related to net operating loss carryforwards.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Management has chosen to take a 100% valuation allowance against the deferred income tax asset until such time as management believes that its projections of future profits make the realization of the deferred income tax assets more likely than not. Significant judgment is required in the evaluation of deferred income tax benefits and differences in future results from management’s estimates could result in material differences.

As of December 31, 2015, the Company has a net loss carryforward of approximately $16 million that may potentially be used to offset future Federal taxable income. This net loss carryfoward will expire through 2035. In the event of statutory ownership changes, the amount of net operating loss carryforward that may be utilized in future years is subject to significant limitations.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2015 and 2014. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia. All of the Company’s tax filings are still subject to examination. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

We utilize FASB ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The components of the income tax provision for fiscal year 2015 and 2014 were as follows:

	2015	2014
Current
Federal	$0	$0
State	0	0
	0	0
Deferred
Federal	0	0
State	0	0
	0	0

Total	$0	$0

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for fiscal year 2015 and 2014:

	2015	2014
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Non-deductible expenses	0.0	0.6
Change in Valuation allowance	34.0	33.4
Total	0%	0%

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Significant components of the Company’s deferred tax assets and liabilities for income taxes for the fiscal years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets
Provision for credit losses	$335,000	$200,000
Deferred rent	4,000	10,000
Intangible assets	425,000	460,000
Net Operating loss carryforwards	5,650,000	3,800,000
Total deferred tax assets	6,414,000	4,470,000
Less: Valuation allowance	(6,414,000)	(4,470,000)
Net deferred tax assets	$0	$0

8.	CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At December 31, 2015 the company had cash and cash equivalents exceeding insured limits by $242,525.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through September 2016. Total rent expense for the years ended December 31, 2015 and 2014 was $244,621 and $250,744, respectively. The Company is responsible for certain operating expenses in connection with these leases. The future minimum rental payments required under non-cancelable operating leases as of December 31, 2015 is $125,192 to be paid within the next twelve months.

The Company subleased the Chicago office in September 2014 and is currently looking to sublease the remaining two unused offices which could reduce future required rental payments.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $1 million and health insurance plus a bonus of $300,000 for the year ended December 31, 2015 ($220,079 of the bonus was offset against common stock subscription and $4,921 offset against CEO advance). The Company is obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the IEG Holdings Corporation Board on December 31, 2015. The Board amended the contract as of September 30, 2015 and elected to pay $225,000 of the yearly discretionary bonus on September 30, 2015. In addition, the IEG Holdings’ board of directors authorized a final portion in the amount of $75,000 of the 2015 bonus to be paid to Mr. Mathieson on December 31, 2015 for services previously rendered by Mr. Mathieson from October 1, 2015 to December 31, 2015.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Net Profit Interest

The Company has a net profit interest agreement with its lender, under which the Company pays 20% of its subsidiary IEC SPV LLC’s net profit to the lender (see note 4).

10.	RELATED PARTY TRANSACTIONS

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $1,300,000 for the year ended December 31, 2015. $220,079 was offset against common stock subscription and $4,921 against CEO advance. Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $1,300,000 for the year ended December 31, 2014, of which $1,000,000 was offset against common stock subscription and $85,989 was offset against preferred stock subscription. The balance of deferred salary amounted to $106,588 at December 31, 2014.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $250,000 for the year ended December 31, 2015. $20,000 was offset against common stock subscription. Compensation to our Chief Operating Officer totaled $220,000 for the year ended December 31, 2014.

VP Corporate Finance

Compensation to our VP Corporate Finance totaled $121,721 for the year ended December 31, 2015, of which $14,029 was offset against common stock subscription. Compensation to our VP Corporate Finance totaled $155,573 for the year ended December 31, 2014, of which $67,112 was offset against common stock subscription.

Consulting Fees

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director and consulting fees totaling $27,500 and $29,538, respectively, to Gilmour & Company Pty Ltd., which is owned by Ian Gilmour, a director of IEG Holdings Corporation.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $27,500 and $0, respectively, to Matthew Banks, who is a director of IEG Holdings Corporation. $20,000 of the $27,500 consulting fees incurred in year ended December 31, 2015 was paid, with the remaining $7,500 offset as consideration for common stock subscriptions by Ian Banks (Matthew Bank’s father).

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director fees totaling $27,500 and $0, respectively to R & H Nominees Pty Ltd which is owned by Harold Hansen, who is a director of IEG Holdings Corporation.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred director and consulting fees totaling $4,500 and $20,000 to Comms Watch Pty Ltd, which is owned by Damien Mathieson, the brother of our Chief Executive Officer.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $318,857 and $321,951, respectively, to Clem Tacca, who is a shareholder of IEG Holdings Corporation, and related entities.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $66,098 and $22,000, respectively, to Ascendant SC Pty Ltd, which is a shareholder of IEG Holdings Corporation. $25,000 of the consulting fees incurred were offset as consideration for Series G Preferred Stock on June 19, 2015 and $10,000 of the consulting fees incurred were offset as consideration for common stock subscriptions at December 31, 2015.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $419,204 and $150,473, respectively, to Frank Wilkie, who is a shareholder of IEG Holdings Corporation, and related entities. $70,250 of the $419,204 consulting fees incurred in the year ended December 31, 2015 was paid, with $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015 and $124,454 offset as consideration for common stock subscriptions.

During the years ended December 31, 2015 and December 31, 2014, the Company incurred consulting fees totaling $75,000 and $0, respectively, to Judith Willoughby, who is a shareholder of IEG Holdings Corporation, and related entities. $55,000 of the $75,000 consulting fees incurred in the year ended December 31, 2015 was paid, with the remaining $20,000 offset as consideration for common stock subscriptions.

11.	RIGHTS OFFERING AND CHANGE IN CONVERSION RATIO OF PREFERRED SHARES

Effective August 3, 2015 and December 1, 2015, the Company commenced rights offerings to certain of its existing stockholders. Pursuant to the terms of the Series A preferred stock, the Series F preferred stock, the Series G preferred stock and the Series H preferred stock, as a result of the Company’s commencement of the rights offerings, the Company adjusted the conversion ratio applicable to each series of preferred stock.

On September 10, 2015, the Company filed articles of amendment to its amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced August 3, 2015 and removing references to conversion on June 30, 2015 for Series F and Series G preferred stock:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 4 to 8 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 3,333/10,000 (0.3333) to 6,666/10,000 (0.6666) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 2,000/10,000 (0.2000) to 4,000/10,000 (0.4000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 1,333/10,000 (0.1333) to 2,666/10,000 (0.2666) shares of common stock for each Series H preferred stock.

On December 1, 2015, the Company filed articles of amendment to its amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced December 1, 2015:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 8 to 16 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 6,666/10,000 (0.6666) to 13,332/10,000 (1.3332) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 4,000/10,000 (0.4000) to 8,000/10,000 (0.8000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 2,666/10,000 (0.2666) to 5,332/10,000 (0.5332) shares of common stock for each Series H preferred stock.

12.	RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements have been restated to retroactively reflect the 1-for-100 reverse stock split that took effect June 17, 2015.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

13.	SUBSEQUENT EVENTS

On January 1, 2016, pursuant to the terms of the Company’s Series G preferred stock, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000. Following the redemption of the unconverted shares of Series G preferred stock, no shares of Series G preferred stock were outstanding.

On January 8, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced January 8, 2016:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 16 to 32 shares of common stock for each Series A preferred stock; and

(ii)	Adjusting the conversion ratio of the Series H preferred stock from 5,332/10,000 (0.5332) to one share of common stock for each Series H preferred stock.

On January 14, 2016, we filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission, in connection with the approval of articles of amendment to our amended and restated articles of incorporation, as amended, by our Board of Directors and the holder of a majority of the voting power of the issued and outstanding capital stock of the Company, to, on the Effective Date (as defined below), (i) effect a reverse stock split of the issued and outstanding shares of the common stock, at the ratio of 1-for-100, (ii) immediately after the reverse stock split, effect a forward stock split on a 100-for-1 share basis of the issued and outstanding common stock and reduce the number of authorized shares of common stock from 3,000,000,000 to 200,000,000, and (iii) immediately prior to the reverse stock split, pay in cash to those shareholders holding fewer than 100 shares of common stock, instead of issuing fractional shares, an amount per share equal to the average closing price per share of the common stock on the OTCQB, averaged over a period of 30 consecutive calendar days ending on (and including) the date of the Effective Date, without interest. The articles of amendment will be effective upon their filing with the Secretary of State of Florida which will occur approximately, but not less than, 20 days after the definitive information statement is mailed to the shareholders of the Company (“Effective Date”).

On January 22, 2016, the Company issued an aggregate of 3,700 shares of the Company’s common stock at a price of $5.00 per share to certain of its existing stockholders for receipt of an aggregate of $18,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On January 25, 2016, the Company filed a Form S-1 Registration Statement to offer to the public up to 1,000,000 common shares at $5.00 per share.

