Form 10-Q
period 2016-03-31
IEG Holdings Corp
filed 2016-05-12
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, there were 95,319,633 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”), as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$1,143,886	$485,559
Loans receivable, net, note 2	6,731,101	7,124,702
Other receivables	59,981	76,262
Prepaid expenses	26,877	7,276
Property and equipment, net, note 3	26,594	28,511
Security deposits	35,839	35,839

TOTAL ASSETS	$8,024,278	$7,758,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$72,601	$96,441
Deposit on common stock to be issued	1,241,429	-
Preferred Dividends Payable	21	-
Deferred rent	7,403	11,522

TOTAL LIABILITIES	1,321,454	107,963

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,071,000 and 1,160,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively, note 5	3,071	1,160
Common stock, $0.001 par value; 200,000,000 shares authorized, 92,877,999 and 28,874,299 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively, note 5	2,229,409	2,165,405
Additional paid-in capital	28,858,717	26,025,071
Prepaid preferred share redemption	-	(160,000)
Subscription receivable	(3,050,244)	-
Accumulated deficit	(21,338,129)	(20,381,450)

TOTAL STOCKHOLDERS’ EQUITY	6,702,824	7,650,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,024,278	$7,758,149

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months
	March 31, 2016	March 31, 2015
REVENUES
Interest revenue	$512,792	$339,476
Other revenue	12,180	860

TOTAL REVENUES	524,972	340,336

OPERATING EXPENSES
Salaries and compensation	403,006	425,226
Other operating expenses	410,061	224,095
Consulting	145,587	176,964
Provision for credit losses	387,519	151,404
Advertising	47,824	89,979
Rent	54,687	73,503
Travel, meals and entertainment	36,128	28,789
Depreciation and amortization	1,916	3,823

TOTAL OPERATING EXPENSES	1,486,728	1,173,783

LOSS FROM OPERATIONS	(961,756)	(833,447)

OTHER INCOME (EXPENSE)
Interest expense	-	(141,119)
Miscellaneous income (expense)	5,077	244

TOTAL OTHER INCOME (EXPENSE)	5,077	(140,875)

NET LOSS	$(956,679)	$(974,322)

Dividends on preferred shares	(29,939)	(70,792)

Net loss attributable to common stockholders	(986,618)	(1,045,114)

Net loss attributable to common stock per share, basic and diluted *	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted *	29,580,442	21,581,103

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH MARCH 31, 2016

			Preferred Stock								Additional	Prepaid Preferred
	Common Stock *		Series A		Series F		Series G		Series H		Paid-in	Share	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Total

Balance, January 1, 2015	21,581,103	$2,158,111	1,000,000	$1,000	1,400,000	$1,400	-	$-	-	$-	$14,914,705	$-	$-	$(14,683,252)	$2,391,964

Issuance of shares at $1.00	4,326,086	4,326									4,321,760				4,326,086

Issuance of Preferred Shares	-	-	-	-	600,000	600	5,669,500	5,670	160,000	160	6,423,071			-	6,429,500

Issuance of shares at $5.00	134,378	134									671,756				671,890

Conversion of Preferred Shares to Common Shares	2,832,732	2,833	-	-	(2,000,000)	(2,000)	(5,509,500)	(5,510)	(160,000)	(160)	4,836	-		-	-

Prepaid Preferred Share Redemption												(160,000)			(160,000)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(311,056)	-		-	(311,056)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,698,198)	(5,698,198)

Balance, December 31, 2015	28,874,299	$2,165,405	1,000,000	$1,000	-	$-	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$7,650,186

Prepaid Preferred Share Redemption							(160,000)	(160)			(159,840)	160,000			-

Issuance of shares at $5.00	3,700	4									18,496				18,500

Issuance of Preferred Shares	-	-	-	-					3,071,000	3,071	3,067,929			-	3,071,000

Conversion of Preferred Shares to Common Shares	64,000,000	64,000	(1,000,000)	(1,000)							(63,000)	-		-	-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(29,939)	-		-	(29,939)

Subscription Receivable	-	-											(3,050,244)		(3,050,244)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(956,679)	(956,679)

Balance, March 31, 2016	92,877,999	$2,229,409	-	$-	-	$-	-	$-	3,071,000	$3,071	$28,858,717	$-	$(3,050,244)	$(21,338,129)	$6,702,824

* The Condensed Consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015.

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(956,679)	$(974,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	387,519	151,404
Depreciation and amortization	1,916	3,823
Amortization of loan costs	-	13,422
Changes in assets - (increase) decrease:
Other receivables	16,281	(11,841)
Prepaid expenses	(19,601)	-
Deposits	-	3,490
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	(23,840)	43,668
Deferred rent	(4,119)	(4,102)
Deferred salary	-	(55,425)

NET CASH USED IN OPERATING ACTIVITIES	(598,523)	(829,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(535,000)	(859,586)
Loans receivable repaid	541,083	273,040
Purchase of property & equipment	-	(3,667)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	6,083	(590,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposit on preferred shares to be issued	-	1,469,948
Deposit on common shares to be issued	1,241,429	-
Preferred dividends paid	(29,917)	-
Proceeds from issuance of preferred stock	20,755	-
Proceeds from issuance of common stock	18,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,250,767	1,469,948

NET INCREASE IN CASH AND CASH EQUIVALENTS	658,327	49,852

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	485,559	433,712

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,143,886	$483,564

Supplemental disclosures:
Interest paid in cash	$-	$127,697
Income taxes paid in cash	$-	$-

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended March 31, 2016 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the three months ended March 31 2016, the Company originated $5,000 loans over a five-year term and during fiscal 2015, the Company originated $5,000 and $10,000 loans over a five-year term. In June 2015, the Company streamlined its product offering to $5,000 loans over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2016, 60 loans with a total balance of $268,657 were delinquent or in default.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $47,824 and $89,979 at March 31, 2016 and 2015, respectively.

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

Fair Value of Financial Instruments

The Company has adopted guidance issued by the FASB that defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles, and expands disclosures about fair value measurements. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

●	Level I – Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

●	Level II – Inputs, other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

●	Level III – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

At March 31, 2016 and 2015, the only financial instruments that are subject to these classifications are cash and cash equivalents, which are considered Level I assets.

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

2. LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Loans receivable	$7,662,039	$8,110,077
Allowance for credit losses	$(930,938)	$(985,375)
Loans receivable, net	$6,731,101	$7,124,702

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

A reconciliation of the allowance for credit losses consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$985,375	$596,963
Provision for credit losses	$387,519	$1,134,518
Loans charged off	$(441,956)	$(746,106)
Ending balance	$930,938	$985,375
Basis of assessment:
Individually	$-	$-
Collectively	$930,938	$985,375

The following is an age analysis of past due receivables as of March 31, 2016 and December 31, 2015:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2016	$145,715	$92,746	$268,657	$507,118	$7,154,921	$7,662,039	$268,657
December 31, 2015	$157,316	$153,623	$389,431	$700,370	$7,409,707	$8,110,077	$389,431

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of March 31, 2016 and December 31, 2015 by credit quality indicator:

Credit Score	March 31, 2016	December 31, 2015
Below 575	-	-
575-600	$145,774	$149,056
601-650	3,233,242	3,397,512
651-700	3,059,738	3,230,308
701-750	1,000,236	1,097,225
751-800	174,783	185,840
801-850	48,263	50,136
	$7,662,039	$8,110,077

3. PROPERTY AND EQUIPMENT

At March 31, 2016 and December 31, 2015, property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Computer equipment	$111,196	$111,196
Furniture and fixtures	21,303	21,303
Leasehold improvements	35,897	35,897
	$168,396	$168,396
Less accumulated depreciation and amortization	141,802	139,885
Total	$26,594	$28,511

Depreciation of property and equipment amounted to $1,916 and $3,823 during the three months ended March 31, 2016 and 2015, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $0 and $0 outstanding at March 31, 2016 and December 31, 2015, respectively, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the three months ended March 31, 2016 and 2015 were $7,988 and $0, respectively. All loans receivable of the Company were pledged as collateral at March 31, 2016 for the fulfillment of the Net Profit calculation.

5. STOCKHOLDERS’ EQUITY

On January 1, 2016, pursuant to the terms of the Company’s Series G preferred stock, the Company exercised its right to redeem all of the unconverted outstanding shares of Series G preferred stock. On December 24, 2015, the Company early paid the holders of the 160,000 unconverted shares of Series G preferred stock an aggregate of $160,000. Following the redemption of the unconverted shares of Series G preferred stock, no shares of Series G preferred stock are outstanding.

On January 22, 2016 the Company issued an aggregate of 3,700 shares of the Company’s common stock at a price of $5.00 per share to certain of its existing stockholders for receipt of an aggregate of $18,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

As of March 31, 2016, the aggregate number of shares which the Company had the authority to issue is 250,000,000 shares, of which 200,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At March 31, 2016, the Company had 92,877,999 shares of common stock issued and outstanding. At March 31, 2016, the Company also had 3,071,000 shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

The Preferred Stock accrues dividends at the rate of 12% per annum for Series A and 10% for Series H. Each series of preferred stock ranks pari-passu with each other series of preferred stock, and senior to the common stock of the Company, as to dividends, and upon liquidation, dissolution or a winding up of the Company. In the event of a liquidation or winding up of the Company, holders of the Preferred Stock shall be entitled to receive the Stated Value of $1 per share.

Series H Preferred Stock

During the quarter ended March 31, 2016 and year ended December 31, 2015, the Company issued 3,071,000 and 160,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share.

On June 30, 2016 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of 2 shares of common stock for each share of Series H preferred stock so converted for each share of Series H Preferred Stock. The holder of the shares is also entitled to vote at a ratio of 0.13 votes for each share of preferred stock. Any time after June 30, 2016, the Company also has the right to redeem the shares at a redemption value of $1 per share.

6. CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah and Virginia and consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At March 31, 2016, the Company had cash and cash equivalents exceeding insured limits by $892,663.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through September 2016. Total rent expense for the three months ended March 31, 2016 and 2015 was $54,687 and $73,503, respectively. The Company is responsible for certain operating expenses in connection with these leases. The future minimum rental payments required under non-cancelable operating leases as of March 31, 2016 is $79,574 to be paid within the next twelve months.

The Company subleased the Chicago office in September 2014.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $250,000 and health insurance for the three months ended March 31, 2016. The Company is obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2016.

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

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $250,000 for the three months ended March 31, 2016. Preferred dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the period ended March 31, 2016. Compensation to our Chief Executive Officer under the Professional Consulting Contract totaled $250,000 for the three months ended March 31, 2015.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $53,077 for the three months ended March 31, 2016. Compensation to our Chief Operating Officer totaled $58,846 for the three months ended March 31, 2015.

Consulting Fees

During the three months ended March 31, 2016 and three months ended March 31, 2015, the Company incurred director and consulting fees of $0 and $5,000, respectively, to Gilmour & Company Pty Ltd, which is owned by Ian Gilmour, a former director of the Company.

During the three months ended March 31, 2016 and three months ended March 31, 2015, the Company incurred director fees totaling $8,500 and $5,000, respectively, to Matthew Banks, who is a director of the Company. $5,500 of the $8,500 director fees incurred in the three months ended March 31, 2016 was paid leaving $3,000 accrued as at March 31, 2016.

During the three months ended March 31, 2016 and three months ended March 31, 2015, the Company incurred director fees totaling $8,500 and $5,000, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a director of the Company. $5,500 of the $8,500 director fees incurred in the three months ended March 31, 2016 was paid leaving $3,000 accrued as at March 31, 2016.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

During the three months ended March 31, 2016 and three months ended March 31, 2015, the Company incurred consulting fees totaling $0 and $70,164, respectively, to Clem Tacca, who was a significant stockholder of the Company during the fiscal year ended December 31, 2015, and related entities.

During the three months ended March 31, 2016 and three month ended March 31, 2015, the Company incurred consulting fees totaling $250 and $78,500, respectively, to Frank Wilkie and related parties. $25,000 of the $78,500 consulting fees incurred in the three months ended March 31, 2015 was paid, leaving $53,500 accrued at March 31, 2015. Frank Wilkie is a shareholder of IEG Holdings Corporation.

9. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements have been restated to retroactively reflect the 1-for-100 reverse stock split that took effect June 17, 2015.

10. SUBSEQUENT EVENTS

On April 1, 2016, the Company effected a 1-for-100 reverse stock split of its outstanding shares of the common stock. Stockholders whose shares were converted into less than one share in the reverse stock split received cash payments equal to the fair value of those fractional interests. As a result, the Company repurchased a total of 18,039 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $130,769.30. Immediately after the reverse stock split, on April 1, 2016, the Company effected a 100-for-1 forward stock split and reduced the number of authorized shares of common stock from 3,000,000,000 to 200,000,000.

On April 12, 2016, the Company issued an aggregate of 20,000 shares of the Company’s common stock to MZ Group, its investor relations advisor. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On April 20, 2016, the Company filed with the SEC a definitive information statement on Schedule 14C relating to the approval by written consent of the holder of a majority of the voting power of the issued and outstanding capital stock of the Company of the following amendments to our amended and restated articles of incorporation, as amended (the “Articles”):

●	An amendment to eliminate our Series A preferred stock, Series F preferred stock and Series G preferred stock, and

●	An amendment to (a) reduce the dividend rate on the Company’s Series H preferred stock from 10% per annum to 8% per annum, (b) extend the date after which the Company may redeem the unconverted outstanding shares of Series H preferred stock from June 30, 2016 to December 31, 2016, (c) extend the date on which the holders of Series H preferred stock may convert their shares into shares of the Company’s common stock from June 30, 2016 to December 31, 2016, and (d) remove the requirement to adjust the Series H preferred stock conversion ratio when the Company conducts a rights offering to its existing stockholders.

The information statement was first mailed to the Company’s stockholders on April 20, 2016. In accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the articles amendments will become effective no sooner than 20 days after the information statement was mailed to the Company’s stockholders. We expect that the articles amendments will be effective on or about May 16, 2016.

On May 2, 2016, the Company issued an aggregate of 2,439,673 shares of the Company’s common stock at a price of $1.00 per share to certain of its existing stockholders for receipt of an aggregate of $2,439,673. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 17 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 online personal loans range from 23.9%-29.9% APR and all are unsecured over a five-year term. We have a 5.5 year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2015 and the first three months of 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Interest Revenue

For the three months ended March 31, 2016, interest revenue increased to $512,792, compared to $339,476 for the three months ended March 31, 2015. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended March 31, 2016, other revenue increased to $12,180, compared to $860 for the three months ended March 31, 2015. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to increased decline lead revenue through improved decline lead monetization processes.

Salaries and Compensation Expenses

For the three months ended March 31, 2016, salaries and compensation expenses decreased to $403,006, compared to $425,226 for the three months ended March 31, 2015. The decrease was primarily attributable to the cessation of employment for our VP Corporate Finance.

Other Operating Expenses

For the three months ended March 31, 2016, other operating expenses increased to $410,061, compared to $224,095 for the three months ended March 31, 2015. The increase was attributable to the higher legal and accounting costs associated with our SEC filings.

Consulting Fees

For the three months ended March 31, 2016, consulting fees decreased to $145,587, compared to $176,964 for the three months ended March 31, 2015. The decrease was attributable to timing of capital raising fees incurred with less new equity being raised in the period.

Provision for Credit Losses

For the three months ended March 31, 2016, the provision for credit losses expense increased to $387,519, compared to $151,404 for the three months ended March 31, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to the significantly larger net loans receivable outstanding balance of $6,731,101 at March 31, 2016 compared to net loans receivable outstanding of $4,751,457 at March 31, 2015.

Advertising

For the three months ended March 31, 2016, advertising expenses decreased to $47,824, compared to $89,979 for the three months ended March 31, 2015. The decrease was attributable to the reduction in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended March 31, 2016, rent expense decreased to $54,687, compared to $73,503 for the three months ended March 31, 2015. The decrease was due to reduced relocation costs.

Travel, Meals and Entertainment

For the three months ended March 31, 2016, travel, meals and entertainment expenses increased to $36,128, compared to $28,789 for the three months ended March 31, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The minimal movement was in line with expectations.

Depreciation and Amortization

For the three months ended March 31, 2016, depreciation and amortization marginally decreased to $1,916, compared to $3,823 for the three months ended March 31, 2015. The minimal movement was in line with expectations.

Interest Expense

For the three months ended March 31, 2016, interest expense decreased to $0, compared to $141,119 for the three months ended March 31, 2015. The decrease is due to repayment of BFG loan facility in August 2015.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $1,143,886 as of March 31, 2016, compared to $485,559 as of December 31, 2015. The increase was due to significant capital raising of both common and preferred shares.

Loans Receivable

We had net loan receivables of $6,731,101 as of March 31, 2016, as compared to $7,124,702 as of December 31, 2015. The decrease was due to slower loan originations in the quarter versus repayment of loan principal by customers and increase in loans charged off in the quarter.

Other Receivables

We had other receivables of $59,981 as of March 31, 2016, as compared to $76,262 as of December 31, 2015. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at March 31, 2016. The decrease in other receivables is primarily due to the decrease in decline leads in the period.

Property and Equipment

We had net property and equipment of $26,594 as of March 31, 2016 as compared to $28,511 as of December 31, 2015. The minimal movement was in line with expectations.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $72,601 as of March 31, 2016, compared to $96,441 as of December 31, 2015. The decrease was due to management’s decision to pay a number of March expenses in full in the current period so no accrual was required for those expenses.

Deposit on Common Stock to be Issued

We had deposit on common stock to be issued of $1,241,429 as of March 31, 2016, compared to $0 as of December 31, 2015. The increase was due to a capital raise which closed on and the stock issued on May 2, 2016 subsequently reducing this liability to zero.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $598,523 during the three months ended March 31, 2016, compared to $829,883 during the three months ended March 31, 2015, and this decrease is in line with expectations due to the continued growth of our revenue. We were provided with net cash from investing activities of $6,083 during the three months ended March 31, 2016, compared to $590,213 of cash used during the three months ended March 31, 2015. The decrease in cash used in investing activities is primarily due to a decrease in loans receivable originated.

We were provided $1,250,767 of net cash from financing activities during the three months ended March 31, 2016, compared to $1,469,948 during the same period in 2015. The funds were attributable to proceeds from preferred stock which were issued and proceeds from common stock (not issued as of March 31, 2016) received in the three months ended March 31, 2016 and was a decrease from the corresponding period in 2015.

At March 31, 2016, we had cash on hand of $1,143,886, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity capital raisings.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954.22, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the three months ended March 31, 2016 and 2015 was $7,988 and $0, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2016, 60 loans with a total balance of $268,657 were delinquent or in default.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 14, 2016).

3.2	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.3	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.4	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 28, 2016).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: May 12, 2016	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

