Form 10-Q
period 2016-06-30
IEG Holdings Corp
filed 2016-07-25
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 95,319,741 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
ASSETS
Cash and cash equivalents	$174,080	$485,559
Loans receivable, net, note 2	7,701,377	7,124,702
Other receivables	84,617	76,262
Prepaid expenses	1,935	7,276
Property and equipment, net, note 3	24,678	28,511
Security deposits	30,964	35,839

TOTAL ASSETS	$8,017,651	$7,758,149

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$157,356	$96,441
Preferred Dividends Payable	1,443	-
Deferred rent	3,283	11,522

TOTAL LIABILITIES	162,082	107,963

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,071,000 and 1,160,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively, note 5	3,071	1,160
Common stock, $0.001 par value; 200,000,000 shares authorized, 95,319,741 and 28,874,299 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively, note 5	2,231,851	2,165,405
Additional paid-in capital	31,183,758	26,025,071
Prepaid preferred share redemption	-	(160,000)
Subscription receivable	(2,980,450)	-
Accumulated deficit	(22,582,661)	(20,381,450)

TOTAL STOCKHOLDERS' EQUITY	7,855,569	7,650,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,017,651	$7,758,149

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Interest revenue	$526,380	$438,263	$1,039,172	$777,739
Other revenue	18,976	18,463	31,156	19,323

TOTAL REVENUES	545,356	456,726	1,070,328	797,062

OPERATING EXPENSES
Salaries and compensation	406,323	407,424	809,329	832,850
Other operating expenses	409,407	352,185	819,468	576,280
Consulting	307,693	445,849	453,280	622,813
Provision for credit losses	354,918	428,604	742,437	580,008
Advertising	173,485	225,645	221,309	315,624
Rent	52,778	57,100	107,465	130,603
Travel, meals and entertainment	90,040	47,121	126,168	75,910
Depreciation and amortization	1,917	4,192	3,833	8,015

TOTAL OPERATING EXPENSES	1,796,561	1,968,120	3,283,289	3,142,103

LOSS FROM OPERATIONS	(1,251,205)	(1,511,394)	(2,212,961)	(2,345,041)

OTHER INCOME (EXPENSE)
Interest expense	-	(333,108)	-	(474,227)
Miscellaneous income (expense)	6,673	5	11,750	249

TOTAL OTHER INCOME (EXPENSE)	6,673	(333,103)	11,750	(473,978)

NET LOSS	$(1,244,532)	$(1,844,497)	$(2,201,211)	$(2,819,019)

Dividends on preferred shares	(1,421)	(72,689)	(31,360)	(143,481)

Net loss attributable to common stockholders	(1,245,953)	(1,917,186)	(2,232,571)	(2,962,500)

Net loss attributable to common stock per share, basic and diluted *	$(0.01)	$(0.09)	$(0.04)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted *	94,432,364	21,598,401	62,019,819	21,589,800

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH JUNE 30, 2016

	Common Stock *		Series A		Series F		Series G		Series H		Additiona Paid-in	Prepaid Preferred Share	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Total

Balance, January 1, 2015	21,581,103	$2,158,111	1,000,000	$1,000	1,400,000	$1,400	-	$-	-	$-	$14,914,705	$-	$-	$(14,683,252)	$2,391,964

Issuance of shares at $1.00	4,326,086	4,326									4,321,760				4,326,086

Issuance of Preferred Shares	-	-	-	-	600,000	600	5,669,500	5,670	160,000	160	6,423,071			-	6,429,500

Issuance of shares at $5.00	134,378	134									671,756				671,890

Conversion of Preferred Shares to Common Shares	2,832,732	2,833	-	-	(2,000,000)	(2,000)	(5,509,500)	(5,510)	(160,000)	(160)	4,836	-		-	-

Prepaid Preferred Share Redemption												(160,000)			(160,000)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(311,056)	-		-	(311,056)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,698,198)	(5,698,198)

Balance, December 31, 2015	28,874,299	$2,165,405	1,000,000	$1,000	-	$-	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$7,650,186

Prepaid Preferred Share Redemption							(160,000)	(160)			(159,840)	160,000			-

Issuance of shares at $5.00	3,700	4									18,496				18,500

Issuance of Preferred Shares	-	-	-	-					3,071,000	3,071	3,067,929			-	3,071,000

Conversion of Preferred Shares to Common Shares	64,000,000	64,000	(1,000,000)	(1,000)							(63,000)	-		-	-

Issuance of shares at $1.00	2,459,673	2,460									2,457,213				2,459,673

Buyback of shares	(17,931)	(18)									(130,751)				(130,769)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(31,360)	-		-	(31,360)

Subscription Receivable	-	-											(2,980,450)		(2,980,450)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,201,211)	(2,201,211)

Balance, June 30, 2016	95,319,741	$2,231,851	-	$-	-	$-	-	$-	3,071,000	$3,071	$31,183,758	$-	$(2,980,450)	$(22,582,661)	$7,855,569

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,201,211)	$(2,819,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	742,437	580,008
Depreciation and amortization	3,833	8,015
Amortization of loan costs	-	26,844
Changes in assets - (increase) decrease:
Other receivables	(8,355)	(79,714)
Prepaid expenses	5,341	(14,527)
Deposits	4,875	3,490
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	167,916	342,021
Deferred rent	(8,239)	(8,315)
Deferred salary	-	(147,904)

NET CASH USED IN OPERATING ACTIVITIES	(1,293,403)	(2,109,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(2,320,000)	(3,529,882)
Loans receivable repaid	1,000,888	584,186
Purchase of property & equipment	-	(19,117)

NET CASH USED IN INVESTING ACTIVITIES	(1,319,112)	(2,964,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(29,917)	(113,892)
Proceeds from short-term loans	-	400,000
Payments on short-term loans	-	(400,000)
Payments for buyback of common stock	(130,769)	-
Proceeds from issuance of preferred stock	90,550	5,687,714
Proceeds from issuance of common stock	2,371,172	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,301,036	5,573,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(311,479)	499,908

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	485,559	433,712

CASH AND CASH EQUIVALENTS, END OF YEAR	$174,080	$933,620

Supplemental disclosures:
Interest paid in cash	$-	$413,565
Income taxes paid in cash	$-	$-
Issuance of preferred stock in lieu of consulting fees	$-	$279,500
Issuance of common stock in lieu of consulting fees	$107,000	$-

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended June 30, 2016 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the six months ended June 30 2016, the Company originated $5,000 loans over a five-year term and during fiscal 2015, the Company originated $5,000 and $10,000 loans over a five-year term. In June 2015, the Company streamlined its product offering to $5,000 loans over a five-year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2016, 70 loans with a total balance of $312,139 were delinquent or in default.

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

Operating Leases

The Company’s office leases all expire (unless renewed) by September 30, 2017.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $221,309 and $315,624 for the six months ended June 30, 2016 and 2015, respectively. Advertising costs amounted to $173,485 and $225,645 for the three months ended June 30, 2016 and 2015, respectively.

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

At June 30, 2016 and 2015, the only financial instruments that are subject to these classifications are cash and cash equivalents, which are considered Level I assets.

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

2. LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Loans receivable	$8,766,508	$8,110,077
Allowance for credit losses	$(1,065,131)	$(985,375)
Loans receivable, net	$7,701,377	$7,124,702

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

A reconciliation of the allowance for credit losses consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning balance, January 1	$985,375	$596,963
Provision for credit losses	$742,437	$1,134,518
Loans charged off	$(662,681)	$(746,106)
Ending balance	$1,065,131	$985,375
Basis of assessment:
Individually	$-	$-
Collectively	$1,065,131	$985,375

The following is an age analysis of past due receivables as of June 30, 2016 and December 31, 2015:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2016	$191,216	$114,121	$312,139	$617,476	$8,149,032	$8,766,508	$312,139
December 31, 2015	$157,316	$153,623	$389,431	$700,370	$7,409,707	$8,110,077	$389,431

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of June 30, 2016 and December 31, 2015 by credit quality indicator:

Credit Score	June 30, 2016	December 31, 2015
550-575	$22,201	-
576-600	$204,404	$149,056
601-650	$3,946,250	$3,397,512
651-700	$3,359,434	$3,230,308
701-750	$996,789	$1,097,225
751-800	$185,988	$185,840
801-850	$34,454	$31,888
851-900	$16,988	$18,248
	$8,766,508	$8,110,077

3. PROPERTY AND EQUIPMENT

At June 30, 2016 and December 31, 2015, property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Computer equipment	$111,196	$111,196
Furniture and fixtures	21,303	21,303
Leasehold improvements	35,897	35,897
	$168,396	$168,396
Less accumulated depreciation and amortization	143,718	139,885
Total	$24,678	$28,511

Depreciation of property and equipment amounted to $3,833 and $8,015 during the six months ended June 30, 2016 and 2015, respectively. Depreciation of property and equipment amounted to $1,917 and $4,192 during the three months ended June 30, 2016 and 2015, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $0 and $0 outstanding at June 30, 2016 and December 31, 2015, respectively, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the six months ended June 30, 2016 and 2015 were $58,885 and $51,551, respectively. All loans receivable of the Company were pledged as collateral at June 30, 2016 for the fulfillment of the Net Profit calculation. As of June 30, 2016 the $58,885 were fully accrued for.

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

On January 22, 2016, the Company issued an aggregate of 3,700 shares of the Company’s common stock at a price of $5.00 per share to a total of two existing stockholders, each of whom resided in Australia, for receipt of an aggregate of $18,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this offering.

On March 22, 2016, the Company issued an aggregate of 3,071,000 shares of the Company’s Series H preferred stock to a total of 12 existing stockholders, nine of whom resided in Australia and three of whom resided in the United Kingdom, in exchange for the receipt of $1.00 per share, representing an aggregate purchase price of $3,071,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

On March 31, 2016, Paul Mathieson, the Company’s Chief Executive Officer and the sole holder of the Company’s Series A preferred stock notified the Company of his intention to convert all of his Series A preferred stock into Company common stock pursuant to the terms of the Series A preferred stock. The Company issued an aggregate of 64,000,000 shares of Company common stock pursuant to the conversion notice. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuance involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversion, no shares of Series A preferred stock were outstanding.

On April 1, 2016, the Company effected a 1-for-100 reverse stock split of its outstanding shares of the common stock. Stockholders whose shares were converted into less than one share in the reverse stock split received cash payments equal to the fair value of those fractional interests. As a result, the Company repurchased a total of 17,931 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $130,769. Immediately after the reverse stock split, on April 1, 2016, the Company effected a 100-for-1 forward stock split and reduced the number of authorized shares of common stock from 3,000,000,000 to 200,000,000.

On April 12, 2016, the Company issued an aggregate of 20,000 shares of the Company’s common stock to MZ Group, its investor relations advisor. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On May 2, 2016, Company issued an aggregate of 2,439,673 shares of the Company’s common stock at a price of $1.00 per share to a total of 98 existing stockholders, all of whom resided in Australia, for an aggregate of $2,439,673 of which $87,000 was paid for in consulting services provided to the company. The securities issuances were exempt from registration under the Securities Act, in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this offering.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

On May 16, 2016, the Company filed articles of amendment (the “May 2016 Amendment”) to its amended and restated articles of incorporation, as amended. The May 2016 Amendment has the effect of:

(i)	Eliminating the Company’s Series A preferred stock, Series F preferred stock and Series G preferred stock, and

(ii)	Revising the terms of the Series H preferred stock to:

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

As of June 30, 2016, the aggregate number of shares which the Company had the authority to issue is 250,000,000 shares, of which 200,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At June 30, 2016, the Company had 95,319,741 shares of common stock issued and outstanding. At June 30, 2016, the Company also had 3,071,000 shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

The Series H preferred stock accrues dividends at the rate of 8% per annum. Each series of preferred stock ranks pari passu with each other series of preferred stock, and senior to the common stock of the Company, as to dividends, and upon liquidation, dissolution or a winding up of the Company. In the event of a liquidation or winding up of the Company, holders of the preferred stock shall be entitled to receive the stated value of $1 per share.

Series H Preferred Stock

During the six months ended June 30, 2016 and year ended December 31, 2015, the Company issued 3,071,000 and 160,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2016 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of two shares of common stock for each share of Series H preferred stock so converted for each share of Series H preferred stock. The holder of the shares is also entitled to vote at a ratio of 0.13 votes for each share of preferred stock. Any time after December 31, 2016, the Company also has the right to redeem the shares at a redemption value of $1 per share.

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

At June 30, 2016, the Company had cash and cash equivalents exceeding insured limits by $0.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through 30 September 2017. Total rent expense for the six months ended June 30, 2016 and 2015 was $107,465 and $130,603, respectively. Total rent expense for the three months ended June 30, 2016 and 2015 was $52,778 and $57,100, respectively. The Company is responsible for certain operating expenses in connection with these leases. The future minimum rental payments required under non-cancelable operating leases as of June 30, 2016 is $89,216 to be paid within the next fifteen months.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company subleased the Chicago office in September 2014.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $500,000 and health insurance for the six months ended June 30, 2016. The Company is obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2016.

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

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the six months ended June 30, 2016 and six months ended June 30, 2015 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $500,000 and $500,000 respectively. Preferred dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the six months ended June 30, 2016. During the three months ended June 30, 2016 and three months ended June 30, 2015 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $250,000 and $250,000 respectively.

Chief Operating Officer

During the six months ended June 30, 2016 and six months ended June 30, 2015 the Company incurred compensation expense to our Chief Operating Officer of $115,000 and $109,615 respectively. During the three months ended June 30, 2016 and three months ended June 30, 2015 the Company incurred compensation expense to our Chief Operating Officer of $61,923 and $50,769 respectively.

Consulting Fees

During the six months ended June 30, 2015, the Company incurred director and consulting fees of $12,500 to Gilmour & Company Pty Ltd, which is owned by Ian Gilmour, a former director of the Company. During the three months ended June 30, 2015, the Company incurred director and consulting fees of $7,500 to Gilmour & Company Pty Ltd, which is owned by Ian Gilmour, a former director of the Company.

During the six months ended June 30, 2016 and six months ended June 30, 2015, the Company incurred director fees totaling $17,500 and $12,500, respectively, to Matthew Banks, who is a director of the Company. During the three months ended June 30, 2016 and three months ended June 30, 2015, the Company incurred director fees totaling $9,000 and $7,500, respectively, to Matthew Banks, who is a director of the Company.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

During the six months ended June 30, 2016 and six months ended June 30, 2015, the Company incurred director fees totaling $17,500 and $12,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a director of the Company. During the three months ended June 30, 2016 and three months ended June 30, 2015, the Company incurred director fees totaling $9,000 and $7,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a director of the Company.

During the six months ended June 30, 2015, the Company incurred consulting fees totaling $190,414 to Clem Tacca and related parties. During the three months ended June 30, 2015, the Company incurred consulting fees totaling $120,250 to Clem Tacca and related parties. Clem Tacca is a significant shareholder of IEG Holdings Corporation. No such fees were incurred in 2016.

During the six months ended June 30, 2016 and six months ended June 30, 2015, the Company incurred consulting fees totaling $87,204 and $249,500, respectively, to Frank Wilkie and related parties. During the three months ended June 30, 2016 and three months ended June 30, 2015, the Company incurred consulting fees totaling $86,954 and $171,000, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2016 and six months ended June 30, 2015, the Company incurred consulting fees totaling $68,886 and $44,750, respectively, to Ascendant SC Pty Ltd. During the three months ended June 30, 2016 and three months ended June 30, 2015, the Company incurred consulting fees totaling $68,886 and $44,750, respectively, to Ascendant SC Pty Ltd. $35,000 of the consulting fees incurred in 2016 were offset as consideration for Common Stock on May 2, 2016. $25,000 of the consulting fees incurred in 2015 were offset as consideration for Series G Preferred Stock on June 19, 2015. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2016 and six months ended June 30, 2015, the Company incurred consulting fees totaling $13,200 and $0, respectively, to Judith Willoughby and related parties. During the three months ended June 30, 2016 and three months ended June 30, 2015, the Company incurred consulting fees totaling $13,200 and $0, respectively, to Judith Willoughby and related parties. Judith Willoughby is a significant shareholder of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

None.

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

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2015 and the first six months of 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Interest Revenue

For the six months ended June 30, 2016, interest revenue increased to $1,039,172, compared to $777,739 for the six months ended June 30, 2015. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the six months ended June 30, 2016, other revenue increased to $31,156, compared to $19,323 for the six months ended June 30, 2015. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to increased decline lead revenue through improved decline lead monetization processes.

Salaries and Compensation Expenses

For the six months ended June 30, 2016, salaries and compensation expenses decreased to $809,329, compared to $832,850 for the six months ended June 30, 2015. The decrease was primarily attributable to the cessation of employment for our VP Corporate Finance.

Other Operating Expenses

For the six months ended June 30, 2016, other operating expenses increased to $819,468, compared to $576,280 for the six months ended June 30, 2015. The increase was attributable to the higher legal and accounting costs associated with our SEC filings in the period.

Consulting Fees

For the six months ended June 30, 2016, consulting fees decreased to $453,280, compared to $622,813 for the six months ended June 30, 2015. The decrease was attributable to timing of capital raising fees incurred with less new equity being raised in the period.

Provision for Credit Losses

For the six months ended June 30, 2016, the provision for credit losses expense increased to $742,437, compared to $580,008 for the six months ended June 30, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to the significantly larger net loans receivable outstanding balance of $8,766,508 at June 30, 2016 compared to net loans receivable outstanding of $7,606,151 at June 30, 2015 and an increase in loans charged off during the first quarter of 2016, offset by the results of tighter lending standards implemented, which have reduced credit losses overall during the period.

Advertising

For the six months ended June 30, 2016, advertising expenses decreased to $221,309, compared to $315,624 for the six months ended June 30, 2015. The decrease was attributable to the reduction in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the six months ended June 30, 2016, rent expense decreased to $107,465, compared to $130,603 for the six months ended June 30, 2015. The decrease was due to reduced relocation costs.

Travel, Meals and Entertainment

For the six months ended June 30, 2016, travel, meals and entertainment expenses increased to $126,168, compared to $75,910 for the six months ended June 30, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The increase was due to the significant increase in investor roadshows conducted by the CEO in the period compared to the previous period.

Depreciation and Amortization

For the six months ended June 30, 2016, depreciation and amortization decreased to $3,833, compared to $8,015 for the six months ended June 30, 2015. The minimal movement was in line with expectations.

Interest Expense

For the six months ended June 30, 2016, interest expense decreased to $0, compared to $474,227 for the six months ended June 30, 2015. The decrease is due to repayment of BFG loan facility in August 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Interest Revenue

For the three months ended June 30, 2016, interest revenue increased to $526,380, compared to $438,263 for the three months ended June 30, 2015. This increase was due to the significant growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended June 30, 2016, other revenue increased to $18,976, compared to $18,463 for the three months ended June 30, 2015. The minimal movement was in line with expectations.

Salaries and Compensation Expenses

For the three months ended June 30, 2016, salaries and compensation expenses decreased to $406,323, compared to $407,424 for the three months ended June 30, 2015. The minimal movement was in line with expectations.

Other Operating Expenses

For the three months ended June 30, 2016, other operating expenses increased to $409,407, compared to $352,185 for the three months ended June 30, 2015. The increase was attributable to the higher legal and accounting costs associated with our SEC filings.

Consulting Fees

For the three months ended June 30, 2016, consulting fees decreased to $307,693, compared to $445,849 for the three months ended June 30, 2015. The decrease was attributable to timing of capital raising fees incurred with less new equity being raised in the period.

Provision for Credit Losses

For the three months ended June 30, 2016, the provision for credit losses expense decreased to $354,918, compared to $428,604 for the three months ended June 30, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from prior year was due to the tighter lending standards, which resulted in lower credit losses in the period.

Advertising

For the three months ended June 30, 2016, advertising expenses decreased to $173,485, compared to $225,645 for the three months ended June 30, 2015. The decrease was attributable to the reduction in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended June 30, 2016, rent expense decreased to $52,778, compared to $57,100 for the three months ended June 30, 2015. The decrease was due to reduced relocation costs.

Travel, Meals and Entertainment

For the three months ended June 30, 2016, travel, meals and entertainment expenses increased to $90,040, compared to $47,121 for the three months ended June 30, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The increase was due to the significant increase in investor roadshows conducted by the CEO in the period compared to the previous period.

Depreciation and Amortization

For the three months ended June 30, 2016, depreciation and amortization marginally decreased to $1,917, compared to $4,192 for the three months ended June 30, 2015. The minimal movement was in line with expectations.

Interest Expense

For the three months ended June 30, 2016, interest expense decreased to $0, compared to $333,108 for the three months ended June 30, 2015. The decrease is due to repayment of BFG loan facility in August 2015.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $174,080 as of June 30, 2016, compared to $485,559 as of December 31, 2015. The decrease was due to allocation of cash to greater loan originations in the period.

Loans Receivable

We had net loan receivables of $7,701,377 as of June 30, 2016, as compared to $7,124,702 as of December 31, 2015. The increase was due to greater loan originations in the period versus repayment of loan principal by customers.

Other Receivables

We had other receivables of $84,617 as of June 30, 2016, as compared to $76,262 as of December 31, 2015. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at June 30, 2016. The increase in other receivables is primarily due to the increase in decline leads in the period.

Property and Equipment

We had net property and equipment of $24,678 as of June 30, 2016 as compared to $28,511 as of December 31, 2015. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $157,356 as of June 30, 2016, compared to $96,441 as of December 31, 2015. The increase was due to management’s decision to defer payment of a number of June expenses in full in the current period so accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $1,293,403 during the six months ended June 30, 2016, compared to $2,109,101 during the six months ended June 30, 2015, and this decrease is in line with expectations due to the continued growth of our revenue. We used cash in investing activities of $1,319,112 during the six months ended June 30, 2016, compared to $2,964,813 of cash used during the six months ended June 30, 2015. The decrease in cash used in investing activities is primarily due to a decrease in loans receivable originated.

We were provided $2,301,036 of net cash from financing activities during the six months ended June 30, 2016, compared to $5,573,822 during the same period in 2015. The funds were attributable to proceeds from preferred stock and common stock received and was a decrease from the corresponding period in 2015.

At June 30, 2016, we had cash on hand of $174,080, which is not sufficient to meet our operating needs for the next 12 months. We plan to continue to raise the required capital to meet our operating needs via equity capital raisings.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the six months ended June 30, 2016 and 2015 was $58,885 and $51,551, respectively. As of June 30, 2016 the $58,885 were fully accrued for.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2016, 70 loans with a total balance of $312,139 were delinquent or in default.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 20, 2016).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: July 25, 2016	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

