Form 10-Q
period 2016-09-30
IEG Holdings Corp
filed 2016-10-27
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were 9,661,547 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
ASSETS
Cash and cash equivalents	$924,552	$485,559
Loans receivable, net, note 2	7,250,691	7,124,702
Other receivables	141,325	76,262
Prepaid expenses	3,663	7,276
Property and equipment, net, note 3	20,895	28,511
Security deposits	7,470	35,839

TOTAL ASSETS	$8,348,596	$7,758,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$66,119	$96,441
Preferred Dividends Payable	3,317	-
Deferred rent	-	11,522

TOTAL LIABILITIES	69,436	107,963

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,071,000 and 1,160,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively, note 5	3,071	1,160
Common stock, $0.001 par value; 40,000,000 shares authorized, 9,672,723 and 2,887,428 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively, note 5	2,233,258	2,165,405
Additional paid-in capital	32,587,991	26,025,071
Prepaid preferred share redemption	-	(160,000)
Subscription receivable	(2,977,950)	-
Accumulated deficit	(23,567,210)	(20,381,450)

TOTAL STOCKHOLDERS’ EQUITY	8,279,160	7,650,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,348,596	$7,758,149

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015 and the net 10-for-1 reverse split that occurred on October 27, 2016, see note 5

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Interest revenue	$547,551	$520,373	$1,586,723	$1,298,112
Other revenue	10,000	9,894	41,156	29,217

TOTAL REVENUES	557,551	530,267	1,627,879	1,327,329

OPERATING EXPENSES
Salaries and compensation	397,795	718,532	1,207,124	1,551,382
Other operating expenses	315,368	329,441	1,134,836	905,721
Consulting	414,443	282,189	867,723	905,002
Provision for credit losses	257,907	213,611	1,000,344	793,619
Advertising	92,593	211,828	313,902	527,452
Rent	47,373	57,372	154,838	187,975
Travel, meals and entertainment	13,085	25,718	139,253	101,628
Depreciation and amortization	3,212	4,192	7,045	12,207

TOTAL OPERATING EXPENSES	1,541,776	1,842,883	4,825,065	4,984,986

LOSS FROM OPERATIONS	(984,225)	(1,312,616)	(3,197,186)	(3,657,657)

OTHER INCOME (EXPENSE)
Interest expense	-	(122,225)	-	(596,452)
Miscellaneous income (expense)	(324)	14,506	11,426	14,756

TOTAL OTHER INCOME (EXPENSE)	(324)	(107,719)	11,426	(581,696)

NET LOSS	$(984,549)	$(1,420,335)	$(3,185,760)	$(4,239,353)

Dividends on preferred shares	(1,875)	(61,045)	(33,235)	(204,526)

Net loss attributable to common stockholders	(986,424)	(1,481,380)	(3,218,995)	(4,443,879)

Net loss attributable to common stock per share, basic and diluted *	$(0.10)	$(0.60)	$(0.44)	$(1.97)

Weighted average number of common shares outstanding, basic and	9,570,221	2,451,888	7,332,923	2,257,112

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015 and the net 10-for-1 reverse split that occurred on October 27, 2016, see note 5

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2015 THROUGH SEPTEMBER 30, 2016

			Preferred Stock								Additional	Prepaid Preferred
	Common Stock *		Series A		Series F		Series G		Series H		Paid-in	Share	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Total

Balance, January 1, 2015	2,158,110	$2,158,111	1,000,000	$1,000	1,400,000	$1,400	-	$-	-	$-	$14,914,705	$-	$-	$(14,683,252)	$2,391,964

Issuance of shares at $10.00	432,608	4,326									4,321,760				4,326,086

Issuance of Preferred Shares	-	-	-	-	600,000	600	5,669,500	5,670	160,000	160	6,423,071			-	6,429,500

Issuance of shares at $50.00	13,437	134									671,756				671,890

Conversion of Preferred Shares to Common Shares	283,273	2,833	-	-	(2,000,000)	(2,000)	(5,509,500)	(5,510)	(160,000)	(160)	4,836	-		-	-

Prepaid Preferred Share Redemption												(160,000)			(160,000)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(311,056)	-		-	(311,056)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,698,198)	(5,698,198)

Balance, December 31, 2015	2,887,428	$2,165,405	1,000,000	$1,000	-	$-	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$7,650,186

Prepaid Preferred Share Redemption							(160,000)	(160)			(159,840)	160,000			-

Issuance of shares at $50.00	370	4									18,496				18,500

Issuance of Preferred Shares	-	-	-	-					3,071,000	3,071	3,067,929			-	3,071,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)							(63,000)	-		-	-

Issuance of shares at $10.00	386,718	3,867									3,863,321				3,867,188

Buyback of shares	(1,793)	(18)									(130,751)				(130,769)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(33,235)	-		-	(33,235)

Subscription Receivable	-	-											(2,977,950)		(2,977,950)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,185,760)	(3,185,760)

Balance, September 30, 2016	9,672,723	$2,233,258	-	$-	-	$-	-	$-	3,071,000	$3,071	$32,587,991	$-	$(2,977,950)	$(23,567,210)	$8,279,160

*The condensed consolidated unaudited Financial Statements have been retroactively restated to reflect the 100-for-1 reverse split that occurred on June 17, 2015 and the net 10-for-1 reverse split that occurred on October 27, 2016, see note 5

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,185,760)	$(4,239,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,000,344	793,619
Depreciation and amortization	7,045	12,207
Amortization of loan costs	-	77,781
Loss on disposal of assets	571	-
Changes in assets - (increase) decrease:
Other receivables	(65,063)	(81,073)
Prepaid expenses	3,613	(10,384)
Deposits	28,369	3,490
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	126,678	410,048
Deferred rent	(11,522)	(12,786)
Deferred salary	-	97,724

NET CASH USED IN OPERATING ACTIVITIES	(2,095,725)	(2,948,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(2,695,000)	(4,271,850)
Loans receivable repaid	1,568,668	1,034,328
Purchase of property & equipment	-	(19,117)

NET CASH USED IN INVESTING ACTIVITIES	(1,126,332)	(3,256,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(29,917)	(217,888)
Proceeds from short-term loans	-	400,000
Payments on short-term loans	-	(400,000)
Repayment of senior debt	-	(2,230,000)
Deposit on preferred shares to be issued	-	60,000
Payments for buyback of common stock	(130,769)	-
Proceeds from issuance of preferred stock	93,050	5,940,000
Proceeds from issuance of common stock	3,728,686	3,917,524

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,661,050	7,469,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,993	1,264,270

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	485,559	433,712

CASH AND CASH EQUIVALENTS, END OF YEAR	$924,552	$1,697,982

Supplemental disclosures:
Interest paid in cash	$-	$504,500
Income taxes paid in cash	$-	$-
Issuance of stock in lieu of repayment of accrued compensation	$-	$261,608
Issuance of preferred stock in lieu of consulting fees	$-	$279,500
Issuance of common stock in lieu of consulting fees	$157,000	$146,954

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended September 30, 2016 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured $5,000 and $10,000 consumer loans over a five-year term through its subsidiaries Investment Evolution Corporation and IEC SPV, LLC. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 17 states and offers all loans within the prevailing statutory rates.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements do not include any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

Liquidity

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue, management’s plans for the next 12 months alleviate the substantial doubt and management evaluates that as a result of these plans the Company can meet all its obligations through October 2017. Without raising additional debt or equity capital, management’s plans include reducing advertising costs to significantly reduce loan originations and related loan processing costs. There would also be a significant reduction in consulting and professional fees without additional capital being raised. Management’s plans also include utilizing the funds received from loan principal repayments for operating expenses rather than investing in loan origination. In addition, significant core operating costs have been cut from the Company in 2016 including reducing the number of employees from 12 to 7 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 in the past quarter as old leases expired. While the Company has sufficient cash on hand at September 30, 2016 combined with anticipated cash flow from loan repayments to continue operations for at least 12 months, the Company intends, over the next 12 months, to seek additional capital via unsecured notes to expand operations and the Company has shown the capacity to raise substantial equity capital over the past few years and, although not the current plan, could seek additional equity capital if required.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Loans Receivable and Interest Income

The Company is licensed to originate consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Missouri, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Texas, Utah, and Virginia. During the nine months ended September 30 2016 and 2015, the Company originated $5,000 and $10,000 loans over a five year term. The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2016, 97 loans with a total balance of $433,781 were delinquent or in default.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line method over the estimated useful lives of the assets as follows:

Classification	Life
Computer equipment	5 years
Furniture and fixtures	5-8 years

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Operating Lease

The Company’s office lease in Las Vegas expires (unless renewed) on September 30, 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $313,902 and $527,452 for the nine months ended September 30, 2016 and 2015, respectively. Advertising costs amounted to $92,593 and $211,828 for the three months ended September 30, 2016 and 2015, respectively.

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 100-for-1 reverse split that occurred on June 17, 2015 and for the net 10-for-1 reverse split that occurred on October 27, 2016.

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

At September 30, 2016 and 2015, the only financial instruments that are subject to these classifications are cash and cash equivalents, which are considered Level I assets.

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

2. LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Loans receivable	$8,253,490	$8,110,077
Allowance for credit losses	$(1,002,799)	$(985,375)
Loans receivable, net	$7,250,691	$7,124,702

A reconciliation of the allowance for credit losses consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning balance, January 1	$985,375	$596,963
Provision for credit losses	$1,000,344	$1,134,518
Loans charged off	$(982,920)	$(746,106)
Ending balance	$1,002,799	$985,375
Basis of assessment:
Individually	$-	$-
Collectively	$1,002,799	$985,375

The following is an age analysis of past due receivables as of September 30, 2016 and December 31, 2015:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2016	$262,403	$173,539	$433,782	$869,724	$7,383,766	$8,253,490	$433,781
December 31, 2015	$157,316	$153,623	$389,431	$700,370	$7,409,707	$8,110,077	$389,431

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of September 30, 2016 and December 31, 2015 by credit quality indicator:

Credit Score	September 30, 2016	December 31, 2015
550-575	$21,619	-
576-600	$195,543	$149,056
601-650	$3,693,022	$3,397,512
651-700	$3,166,855	$3,230,308
701-750	$938,472	$1,097,225
751-800	$168,883	$185,840
801-850	$52,813	$31,888
851-900	$16,283	$18,248
	$8,253,490	$8,110,077

3. PROPERTY AND EQUIPMENT

At September 30, 2016 and December 31, 2015, property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Computer equipment	$99,556	$111,196
Furniture and fixtures	21,303	21,303
Leasehold improvements	7,112	35,897
	$127,971	$168,396
Less accumulated depreciation and amortization	107,076	139,885
Total	$20,895	$28,511

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Depreciation of property and equipment amounted to $7,045 and $12,207 during the nine months ended September 30, 2016 and 2015, respectively. Depreciation of property and equipment amounted to $3,212 and $4,192 during the three months ended September 30, 2016 and 2015, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

The Company had a credit facility that provided for borrowings of up to $10 million with $0 and $0 outstanding at September 30, 2016 and December 31, 2015, respectively, subject to a borrowing base formula. The Company could borrow, at its option, at the rate of 18% with a minimum advance of $25,000. Proceeds from this credit facility were used to fund loans to consumers. In July 2015, the credit facility was converted to a term loan, to be repaid monthly, with payments equal to 100% of the consumer loan proceeds, with the balance due June 1, 2016. The credit facility was repaid in full on August 21, 2015.

The credit facility remains subject to a net profit interest under which the Company will pay BFG Loan Holdings, LLC, 20% of its subsidiary IEC SPV, LLC’s “Net Profit” until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of an approved Refinance Event, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. If the Refinance event shall be approved by BFG Loan Holdings, LLC and occur as set forth in the agreement, the net profit percentage shall be reduced to 10%. The Net Profit arrangement can be terminated by the Company upon a payment of $3,000,000. Net profit interest for the nine months ended September 30, 2016 and 2015 were $96,083 and $69,297, respectively. All loans receivable of the Company were pledged as collateral at September 30, 2016 for the fulfillment of the Net Profit calculation. As of September 30, 2016, $58,885 has been paid and $37,198 was fully accrued for.

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

On January 22, 2016, the Company issued an aggregate of 370 shares of the Company’s common stock at a price of $50.00 per share to a total of two existing stockholders, each of whom resided in Australia, for receipt of an aggregate of $18,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this offering.

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

On March 31, 2016, Paul Mathieson, the Company’s Chief Executive Officer and the sole holder of the Company’s Series A preferred stock notified the Company of his intention to convert all of his Series A preferred stock into Company common stock pursuant to the terms of the Series A preferred stock. The Company issued an aggregate of 6,400,000 shares of Company common stock pursuant to the conversion notice. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuance involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversion, no shares of Series A preferred stock were outstanding.

On April 1, 2016, the Company effected a 1-for-100 reverse stock split of its outstanding shares of the common stock. Stockholders whose shares were converted into less than one share in the reverse stock split received cash payments equal to the fair value of those fractional interests. As a result, the Company repurchased a total of 1,793 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $130,769. Immediately after the reverse stock split, on April 1, 2016, the Company effected a 100-for-1 forward stock split and reduced the number of authorized shares of common stock from 3,000,000,000 to 200,000,000.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

On April 12, 2016, the Company issued an aggregate of 2,000 shares of the Company’s common stock to MZ Group for investor relations consulting services. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On May 2, 2016, Company issued an aggregate of 243,967 shares of the Company’s common stock at a price of $10.00 per share to a total of 98 existing stockholders, all of whom resided in Australia, for an aggregate of $2,439,673 of which $87,000 was paid for in consulting services provided to the company. The securities issuances were exempt from registration under the Securities Act, in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this offering.

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

As of September 30, 2016, the aggregate number of shares which the Company had the authority to issue is 250,000,000 shares, of which 200,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At September 30, 2016, the Company had 9,672,723 shares of common stock issued and outstanding. At September 30, 2016, the Company also had 3,071,000 shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

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

On September 6, 2016, the Company issued an aggregate of 5,000 shares of the Company’s common stock to MZ Group for investor relations consulting services. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On September 6, 2016, Company issued an aggregate of 135,751 shares of the Company’s common stock at a price of $10.00 per share to a total of 84 existing stockholders, 48 of whom resided in Australia and 36 of whom resided in United States, for an aggregate of $1,357,515. The securities issuances were registered pursuant to a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 8, 2016.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

On August 26, 2016, the Company’s board of directors and a stockholder holding a majority of the voting power of the Company’s issued and outstanding shares of common stock approved the following corporate actions:

1.	Effect a reverse stock split of the outstanding shares of the Company’s common stock, at the ratio of 1-for-1,000 (the “Reverse Split”).

2.	Immediately following the completion of the Reverse Split, effect a forward stock split on a 100-for-1 share basis (the “Forward Split”) and reduce the number of authorized shares of common stock from 200,000,000 to 40,000,000 (the “Authorized Share Reduction”).

The Reverse Split and Forward Split were effective on October 27, 2016 when they were approved by FINRA, as required.

Series H Preferred Stock

During the nine months ended September 30, 2016 and year ended December 31, 2015, the Company issued 3,071,000 and 160,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share.

On December 31, 2016 and upon notice provided by the holder to the Company, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of 0.2 shares of common stock for each share of Series H preferred stock so converted for each share of Series H preferred stock. The holder of the shares is also entitled to vote at a ratio of 0.13 votes for each share of preferred stock. Any time after 6.00 pm EST December 31, 2016, the Company also has the right to redeem the shares at a redemption value of $1 per share.

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

At September 30, 2016, the Company had cash and cash equivalents exceeding insured limits by $673,954.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire through 30 September 2017. Total rent expense for the nine months ended September 30, 2016 and 2015 was $154,838 and $187,975, respectively. Total rent expense for the three months ended September 30, 2016 and 2015 was $47,373 and $57,372, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $750,000 and health insurance for the nine months ended September 30, 2016. The Company is obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2016.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Net Profit Interest

The Company has a net profit interest agreement with its lender, under which the Company pays 20% of its subsidiary IEC SPV LLC’s net profit to the lender (see note 4).

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the nine months ended September 30, 2016 and nine months ended September 30, 2015 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $750,000 and $975,000 respectively, of which $220,079 was offset against common stock subscription in 2015. Preferred dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the nine months ended September 30, 2016. During the three months ended September 30, 2016 and three months ended September 30, 2015 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $250,000 and $475,000 respectively, of which $220,079 was offset against common stock subscription in 2015.

Chief Operating Officer

During the nine months ended September 30, 2016 and nine months ended September 30, 2015 the Company incurred compensation expense to our Chief Operating Officer of $172,500 and $188,846 respectively. During the three months ended September 30, 2016 and three months ended September 30, 2015 the Company incurred compensation expense to our Chief Operating Officer of $57,500 and $79,231 respectively.

Consulting Fees

During the nine months ended September 30, 2015, the Company incurred director and consulting fees of $20,000 to Gilmour & Company Pty Ltd, which is owned by Ian Gilmour, a former director of the Company. During the three months ended September 30, 2015, the Company incurred director and consulting fees of $7,500 to Gilmour & Company Pty Ltd, which is owned by Ian Gilmour, a former director of the Company. There were no such fees incurred in 2016.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred director fees totaling $26,500 and $20,000, respectively, to Matthew Banks, who is a director of the Company. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred director fees totaling $9,000 and $7,500, respectively, to Matthew Banks, who is a director of the Company.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred director fees totaling $26,500 and $20,000, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a director of the Company. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred director fees totaling $9,000 and $7,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a director of the Company.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred consulting fees totaling $40,000 and $257,266, respectively, to Clem Tacca and related parties. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred consulting fees totaling $40,000 and $66,852, respectively, to Clem Tacca and related parties. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred consulting fees totaling $120,404 and $373,954, respectively, to Frank Wilkie and related parties. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred consulting fees totaling $33,200 and $124,454, respectively, to Frank Wilkie and related parties. $25,000 of the $373,954 consulting fees incurred in the nine months ended September 30, 2015 was paid, with $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015 and $124,454 offset as consideration for common stock subscriptions. Frank Wilkie is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred consulting fees totaling $82,886 and $44,750, respectively, to Ascendant SC Pty Ltd. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred consulting fees totaling $14,000 and $0, respectively, to Ascendant SC Pty Ltd. $35,000 of the consulting fees incurred in 2016 were offset as consideration for Common Stock on May 2, 2016. $25,000 of the consulting fees incurred during the nine months ended September 30, 2015 were offset as consideration for Series G Preferred Stock on June 19, 2015. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred consulting fees totaling $50,700 and $50,000, respectively, to Judith Willoughby and related parties. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred consulting fees totaling $37,500 and $50,000, respectively, to Judith Willoughby and related parties. Judith Willoughby is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2016 and nine months ended September 30, 2015, the Company incurred consulting fees totaling $193,024 and $0, respectively, to three related parties. During the three months ended September 30, 2016 and three months ended September 30, 2015, the Company incurred consulting fees totaling $86,585 and $0, respectively, to three related parties. $122,000 of the consulting fees incurred during the nine months ended September 30, 2016 were offset as consideration for common stock subscriptions. The related parties are shareholders of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

On October 27, 2016, the Company effected a reverse stock split of its outstanding shares of common stock, at the ratio of 1-for-1,000 (the “Reverse Split”). Stockholders whose shares were converted into less than one share in the Reverse Split received cash payments equal to the fair value of those fractional interests As a result, the Company repurchased a total of 113,913 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $71,504. Also on October 27, 2016, immediately following the completion of the Reverse Split, the Company effected a forward stock split on a 100-for-1 share basis (the “Forward Split”). Any fractional shares held after the Forward Split were rounded up to the next whole share. As a result of the rounding up of fractional shares, the Company issued an additional 213 shares on October 27, 2016. On the same date, the Company also reduced the number of authorized shares of common stock from 200,000,000 to 40,000,000. The financial statements have been updated for these subsequent changes in the Company’s capital structure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 17 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 and $10,000 online personal loans range from 19.9% to 29.9% APR and all are unsecured over a five-year term. We have a 6-year track record of high quality origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2015 and the first nine months of 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Interest Revenue

For the nine months ended September 30, 2016, interest revenue increased to $1,586,723, compared to $1,298,112 for the nine months ended September 30, 2015. This increase was due to the growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the nine months ended September 30, 2016, other revenue increased to $41,156, compared to $29,217 for the nine months ended September 30, 2015. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to an increase in loss recovery.

Salaries and Compensation Expenses

For the nine months ended September 30, 2016, salaries and compensation expenses decreased to $1,207,124, compared to $1,551,382 for the nine months ended September 30, 2015. The decrease was primarily attributable to the cessation of employment for our VP Corporate Finance and zero payment of bonuses in Q3 2016 compared to payments in Q3 2015.

Other Operating Expenses

For the nine months ended September 30, 2016, other operating expenses increased to $1,134,836, compared to $905,721 for the nine months ended September 30, 2015. The increase was attributable to the higher legal and accounting costs associated with our SEC filings in the period.

Consulting Fees

For the nine months ended September 30, 2016, consulting fees decreased to $867,723, compared to $905,002 for the nine months ended September 30, 2015. The decrease was attributable to timing of capital raising fees incurred with less new equity being raised in the period.

Provision for Credit Losses

For the nine months ended September 30, 2016, the provision for credit losses expense increased to $1,000,344, compared to $793,619 for the nine months ended September 30, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to the larger loans receivable outstanding balance at September 30, 2016 compared to loans receivable outstanding at September 30, 2015 and an increase in loans charged off during the first quarter of 2016.

Advertising

For the nine months ended September 30, 2016, advertising expenses decreased to $313,902, compared to $527,452 for the nine months ended September 30, 2015. The decrease was attributable to the reduction in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the nine months ended September 30, 2016, rent expense decreased to $154,838, compared to $187,975 for the nine months ended September 30, 2015. The decrease was due to reduced relocation costs and termination of Florida, Illinois and Arizona leases.

Travel, Meals and Entertainment

For the nine months ended September 30, 2016, travel, meals and entertainment expenses increased to $139,253, compared to $101,628 for the nine months ended September 30, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The increase was due to the significant increase in investor roadshows conducted by the CEO in the period compared to the previous period.

Depreciation and Amortization

For the nine months ended September 30, 2016, depreciation and amortization decreased to $7,045, compared to $12,207 for the nine months ended September 30, 2015. The minimal movement was in line with expectations.

Interest Expense

For the nine months ended September 30, 2016, interest expense decreased to $0, compared to $596,452 for the nine months ended September 30, 2015. The decrease is due to repayment of BFG loan facility in August 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Interest Revenue

For the three months ended September 30, 2016, interest revenue increased to $547,551, compared to $520,373 for the three months ended September 30, 2015. This increase was due to the growth in our interest-earning loan book of consumer receivables. We expect our interest revenue to grow significantly in future periods as we continue to grow our loan book.

Other Revenue

For the three months ended September 30, 2016, other revenue increased to $10,000, compared to $9,894 for the three months ended September 30, 2015. The minimal movement was in line with expectations.

Salaries and Compensation Expenses

For the three months ended September 30, 2016, salaries and compensation expenses decreased to $397,795, compared to $718,532 for the three months ended September 30, 2015. The decrease was primarily attributable to the cessation of employment for our VP Corporate Finance and zero payment of bonuses in Q3 2016 compared to payments in Q3 2015.

Other Operating Expenses

For the three months ended September 30, 2016, other operating expenses decreased to $315,368, compared to $329,441 for the three months ended September 30, 2015. The decrease was attributable to the lower legal and accounting costs associated with our SEC filings.

Consulting Fees

For the three months ended September 30, 2016, consulting fees increased to $414,443, compared to $282,189 for the three months ended September 30, 2015. The increase was attributable to timing of capital raising fees incurred with increased new equity being raised in the period.

Provision for Credit Losses

For the three months ended September 30, 2016, the provision for credit losses expense increased to $257,907, compared to $213,611 for the three months ended September 30, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from prior year was due to larger net loan receivables in the period.

Advertising

For the three months ended September 30, 2016, advertising expenses decreased to $92,593, compared to $211,828 for the three months ended September 30, 2015. The decrease was attributable to the reduction in customer acquisition costs incurred to grow the loan book, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the three months ended September 30, 2016, rent expense decreased to $47,373, compared to $57,372 for the three months ended September 30, 2015. The decrease was due to termination of Florida, Illinois and Arizona leases.

Travel, Meals and Entertainment

For the three months ended September 30, 2016, travel, meals and entertainment expenses decreased to $13,085, compared to $25,718 for the three months ended September 30, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The decrease was due to the decrease in investor roadshows conducted by the CEO in the period compared to the previous period.

Depreciation and Amortization

For the three months ended September 30, 2016, depreciation and amortization marginally decreased to $3,212, compared to $4,192 for the three months ended September 30, 2015. The minimal movement was in line with expectations.

Interest Expense

For the three months ended September 30, 2016, interest expense decreased to $0, compared to $122,225 for the three months ended September 30, 2015. The decrease is due to repayment of BFG loan facility in August 2015.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $924,552 as of September 30, 2016, compared to $485,559 as of December 31, 2015. The increase was due to increased equity capital raised in the period.

Loans Receivable

We had net loan receivables of $7,250,691 as of September 30, 2016, as compared to $7,124,702 as of December 31, 2015. The increase was due to greater loan originations in the period versus repayment of loan principal by customers.

Other Receivables

We had other receivables of $141,325 as of September 30, 2016, as compared to $76,262 as of December 31, 2015. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at September 30, 2016. The increase in other receivables is primarily due to the refund of unused research services and increase in accrued interest receivable.

Property and Equipment

We had net property and equipment of $20,895 as of September 30, 2016 as compared to $28,511 as of December 31, 2015. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the period plus a loss of $571 on disposal of assets.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $66,119 as of September 30, 2016, compared to $96,441 as of December 31, 2015. The decrease was due to management’s decision to pay a number of September expenses in full in the current period so accrual was not required for those expenses.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue but cash flow from our existing loan receivables repayments plus net revenue exceed budgeted cash operating expenses for the next 12 months. To expand operations we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $2,095,725 during the nine months ended September 30, 2016, compared to $2,948,727 during the nine months ended September 30, 2015, and this decrease is in line with expectations due to the continued growth of our revenue. We used cash in investing activities of $1,126,332 during the nine months ended September 30, 2016, compared to $3,256,639 of cash used during the nine months ended September 30, 2015. The decrease in cash used in investing activities is primarily due to a decrease in loans receivable originated.

We were provided $3,661,050 of net cash from financing activities during the nine months ended September 30, 2016, compared to $7,469,636 during the same period in 2015. The funds were attributable to proceeds from preferred stock and common stock received and was a decrease from the corresponding period in 2015.

At September 30, 2016, we had cash on hand of $924,552, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue, management’s plans for the next 12 months alleviate the substantial doubt and management evaluates that as a result of these plans the Company can meet all its obligations through October 2017. Without raising additional debt or equity capital, management’s plans include reducing advertising costs to significantly reduce loan originations and related loan processing costs. There would also be a significant reduction in consulting and professional fees without additional capital being raised. Management’s plans also include utilizing the funds received from loan principal repayments for operating expenses rather than investing in loan origination. In addition, significant core operating costs have been cut from the Company in 2016 including reducing the number of employees from 12 to 7 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 in the past quarter as old leases expired. While the Company has sufficient cash on hand at September 30, 2016 combined with anticipated cash flow from loan repayments to continue operations for at least 12 months, the Company intends, over the next 12 months, to seek additional capital via unsecured notes to expand operations and the Company has shown the capacity to raise substantial equity capital over the past few years and, although not the current plan, could seek additional equity capital if required.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the nine months ended September 30, 2016 and 2015 were $96,083 and $69,297, respectively. All loans receivable of the Company were pledged as collateral at September 30, 2016 for the fulfillment of the Net Profit calculation. As of September 30, 2016, $58,885 has been paid and $37,198 was fully accrued for.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements do not include any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue, management’s plans for the next 12 months alleviate the substantial doubt and management evaluates that as a result of these plans the Company can meet all its obligations through October 2017. Without raising additional debt or equity capital, management’s plans include reducing advertising costs to significantly reduce loan originations and related loan processing costs. There would also be a significant reduction in consulting and professional fees without additional capital being raised. Management’s plans also include utilizing the funds received from loan principal repayments for operating expenses rather than investing in loan origination. In addition, significant core operating costs have been cut from the Company in 2016 including reducing the number of employees from 12 to 7 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 in the past quarter as old leases expired. While the Company has sufficient cash on hand at September 30, 2016 combined with anticipated cash flow from loan repayments to continue operations for at least 12 months, the Company intends, over the next 12 months, to seek additional capital via unsecured notes to expand operations and the Company has shown the capacity to raise substantial equity capital over the past few years and, although not the current plan, could seek additional equity capital if required.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2016, 97 loans with a total balance of $433,781 were delinquent or in default.

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

Earnings and loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 100-for-1 reverse split that occurred on June 17, 2015 and for the net 10-for-1 reverse split that occurred on October 27, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 12, 2016, the Company filed Articles of Amendment to the amended and restated articles of incorporation of the Company with the Secretary of State of the State of Florida to effect a 1-for-1,000 reverse stock split (the “Reverse Split”) of the Company’s common stock. Upon the completion of the Reverse Split, stockholders holding only fractional shares will receive a payment for such fractional shares equal to the fair value of each share of common stock. The fair value of each share of common stock will be determined by the average closing price of the Company’s common stock over the 30 calendar days ending on (and including) the effective date. The foregoing description is subject to, and qualified in its entirety by the Articles of Amendment attached as Exhibit 3.1 hereto and incorporated herein by reference.

On October 12, 2016, the Company filed Articles of Amendment to the amended and restated articles of incorporation of the Company with the Secretary of State of the State of Florida to effect, one minute after the Reverse Split, (i) a 100-for-1 forward stock split of the common stock (the “Forward Split,” and together with the Reverse Split, the “Reverse/Forward Split”) and (ii) a reduction in the number of authorized shares of common stock from 200,000,000 to 40,000,000 (“Reduction in Authorized Shares of Common Stock”). The foregoing description is subject to, and qualified in its entirety by the Articles of Amendment attached as Exhibit 3.2 hereto and incorporated herein by reference.

The Reverse/Forward Split and Reduction in Authorized Shares of Common Stock was approved by the Company’s Board of Directors and the holder of a majority of the voting power of the issued and outstanding capital stock of the Company, as required, on August 26, 2016.

The Reverse/Forward Split was effective on October 27, 2016 when it was approved by FINRA, as required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended.

3.2*	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: October 27, 2016	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

