Form 10-K
period 2016-12-31
IEG Holdings Corp
filed 2017-03-08
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,119,378 based on the last reported sale price of our common stock on the OTCQX, which was $24.00 per share on June 30, 2016.

As of March 6, 2017, there were 9,714,186 shares of the registrant’s common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

We provide unsecured online consumer loans under the brand name “Mr. Amazing Loans” via our website and online application portal at www.mramazingloans.com. We started our business and opened our first office in Las Vegas, Nevada in 2010. We currently offer $5,000 and $10,000 unsecured consumer loans that mature in five years. We are currently licensed and originating direct consumer loans in 19 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia. We provide loans to residents of these states through our online application portal, with all loans originated, processed and serviced out of our centralized Las Vegas head office, which eliminates the need for physical offices in all of these states.

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

We plan to continue expanding our state coverage in 2017 by obtaining state lending licenses in six additional states, increasing our coverage to 25 states and approximately 240 million people. As soon as we receive new state licenses we will add to our existing online marketing and distribution channels which we expect will generate immediate business at a customer acquisition cost within our desired budget.

Recent Developments

On January 5, 2017, we commenced a tender offer to purchase up to all outstanding shares of common stock of OneMain Holdings Inc., a NYSE-listed company; provided, however, that we are willing to accept any number of shares of OneMain common stock, even if such shares, in the aggregate, constitute less than a majority of OneMain’s outstanding common stock (the “OneMain Tender Offer”). The OneMain Tender Offer was scheduled to expire at 12:00 a.m., Eastern time, on February 6, 2017, unless extended. On February 7, 2017, we extended the OneMain Tender Offer such that it will expire at 5:00 p.m., Eastern time, on Monday, March 27, 2017, unless it is extended or earlier terminated. Complete terms and conditions of the OneMain Tender Offer are set forth in the Tender Offer Statement on Schedule TO and in the registration statement on Form S-4, each of which we originally filed with the SEC on January 5, 2017, and each of which as may be amended. This description and other information in this annual report on Form 10-K regarding the OneMain Tender Offer is included in this annual report on Form 10-K solely for informational purposes. Nothing in this annual report on Form 10-K should be construed as an offer to sell, nor the solicitation of an offer to buy, any shares in connection with the OneMain Tender Offer.

In January 2017, our Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of our common stock. Purchases under the program are authorized through December 31, 2017. No shares will be repurchased under the program until the OneMain Tender Offer has closed or has been terminated.

In December 2016, we launched a private offering of up to $10 million aggregate principal amount of our 12% senior unsecured notes due December 31, 2026 (the “Notes”), on a self-underwritten basis. As of March 3, 2016, no Notes have been sold. There can be no assurance that the private offering of Notes will be completed. We intend to use the net proceeds of the offering to increase the size of our loan book. This description and other information in this annual report on Form 10-K regarding the Notes offering is included in this annual report on Form 10-K solely for informational purposes. Nothing in this annual report on Form 10-K should be construed as an offer to sell, nor the solicitation of an offer to buy, any Notes.

Market

We provide unsecured online consumer loans under the brand name “Mr. Amazing Loans” via our website and online application portal at www.mramazingloans.com. We started our business and opened our first office in Las Vegas, Nevada in 2010. We currently offer $5,000 and $10,000 unsecured consumer loans that mature in five years. We are currently licensed and originating direct consumer loans in 19 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia. We provide loans to residents of these states through our online application portal, with all loans originated, processed and serviced out of our centralized Las Vegas head office, which eliminates the need for physical offices in all of these states.

Our strategy is to address the funding needs of “under-banked” consumers that tend to be ignored by mainstream institutional credit providers such as traditional banks and credit unions, and charged high advanced fees and interest by fringe lenders such as payday lenders. In the current economic environment, we believe there is a substantial need for the small personal loans that we offer.

All of our personal loans are offered at less than prevailing maximum statutory rates with fixed repayments and no prepayment penalties. We conduct full underwriting on all applications, including credit checks and review of bank statements to ensure customers have the capacity to repay their loans.

We plan to continue expanding our state coverage by obtaining state lending licenses in an additional six states, increasing our coverage to 25 states in 2017. As soon as we receive new state licenses, we are prepared to re-focus our existing online marketing and distribution channel resources to those states, which we expect will continue to lower our average customer acquisition cost.

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. For the years ended December 31, 2016 and 2015, we generated revenue of $2,135,046 and $1,835,165, respectively, and had net losses of $4,728,869 and $5,698,198, respectively.

We were organized as a Florida corporation on January 21, 1999, originally under the name Interact Technologies, Inc. In February 2013, we changed our name to IEG Holdings Corporation. We have two wholly-owned subsidiaries, IEC, our U.S. operating entity that holds all of our state licenses, leases, employee contracts and other operating and administrative assets, and IEC SPV, a bankruptcy remote special purpose entity that holds our U.S. loan receivables.

Market

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Deposit Insurance Corporation, 7.7% (1 in 13) of households in the United States were unbanked in 2013. This proportion represented nearly 9.6 million households. According to the Center for Financial Services December 2015 report, the rapid rise of short term credit, which grew 37% from 2012 to 2014, while single payment credit grew only 0.1% over the same period, is starkly apparent. With anticipated regulatory changes likely to alter the feasibility of offering loans due in one lump sum, many companies are investing more heavily in installment-based credit products, while new players are seeking to upend the economics of small-dollar loans through online channels and alternative underwriting. The strong marketing and new account approval rates of subprime credit cards have also provided consumers with increased access to funds available on a short-term basis. Together, these shifts in the consumer lending industry suggest that total revenue for short term credit products, sized at $29 billion in 2014, will soon outpace that of single payment credit products, sized at $38 billion for the same year. In fact, short term credit products already generate nearly twice as much annual revenue as single payment credit products.

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

We are currently licensed and providing loans online to residents of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia, with plans to continue to expand across the United States by acquiring additional state lending licenses. The following is a breakdown of our cumulative loan origination amounts in each licensed state for our current active loan portfolio as at December 31, 2016:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	115,000	89,203	18
Arizona	807,000	307,766	99
California	995,000	779,210	163
Florida	2,260,000	1,073,758	278
Georgia	1,433,023	800,393	177
Illinois	1,761,000	936,025	212
Kentucky	15,000	14,426	3
Louisiana	15,000	12,839	3
Maryland (1)	0	0	0
Missouri	413,000	254,103	59
Nevada	1,708,000	663,594	175
New Jersey	1,607,000	843,708	196
New Mexico	35,000	27,056	6
Ohio (2)	0	0	0
Oregon	290,000	163,429	37
Pennsylvania	810,000	562,073	117
Texas	740,000	347,538	91
Utah	75,000	49,829	11
Virginia	1,030,000	599,398	137

(1)	Maryland was added as a licensed state in October 2016.
(2)	Ohio was added as a licensed state in December 2016.

Business Strategy

Our business strategy is to lower the cost of providing consumer loans by leveraging our online lending platform and distribution network, while continuing to obtain additional state licenses to enable further loan book growth and portfolio diversification. Our strategy includes a number of key elements:

●	State-Licensed Model: Our state-licensed business model is a key element of our business strategy. We are currently licensed in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia and plan to continue expanding across the United States by acquiring additional state lending licenses.

●	Online Distribution: We launched online lending in March 2013 and commenced online advertising in July 2013. Upon fulfillment of state regulatory requirements, we received approval from regulators in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia to operate solely online in these states. This allows us to fully service all 19 states from our centralized Las Vegas headquarters, which we believe is a key competitive advantage over brick and mortar lenders.

●	Cost-Effective Customer Acquisition: Our customer acquisition costs have been reduced since we launched online lending and marketing.

●	Continue to Grow Loan Book: Total cumulative loan originations as of December 31, 2016 have increased 154% to $14,109,023 since our January 1, 2015 total of $5,549,023. This growth in lending is attributable to launching online lending and joint venturing with a number of new marketing partners, however, such past growth is not necessarily indicative or predictive of our future results of operation. We also plan to obtain an additional six state lending licenses in 2017.

●	Strategic Acquisitions: We have reviewed, and continue to review, opportunities to expand our business through acquisition or merger in the consumer finance sector. We are pursuing opportunities that provide synergies with our existing business and specifically target potential acquisitions that are significantly accretive to net asset value and/or provide significant revenue growth opportunities via a minority or majority shareholding.

Competitive Strengths

We believe our competitive strengths are:

●	Large Market and Scope for Growth: Large personal and payday loan market in the United States presents opportunity for significant growth and expansion.

●	Regulation: We are materially compliant with state lending licenses in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia, and are well positioned for current and future regulatory changes due to ongoing compliance and conservative business model.

●	Customer Proposition: Our unsecured $5,000 and $10,000 installment loans are all offered over five years and feature affordable weekly repayments. Rates range from 19.9% - 29.9% APR which make us a low cost alternative to payday loans which have an average APR of over 400%.

●	Online Distribution: Special approval has been granted by the Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia regulators to operate our business without a physical office location in each state. As a result, we have closed offices in Arizona, Illinois and Florida and moved to full online loan distribution, enabling us to offer loans to residents in all 19 of our licensed states from our Las Vegas headquarters. We plan to apply for the same regulatory approval for six additional states in 2017.

●	Customer Acquisition: We launched online advertising in July 2013 with positive results from search engine cost per click advertising and online lead generation. In addition, we engaged a number of new marketing partners in 2014, 2015 and 2016, including online lead generators and direct mail. All of these avenues provide opportunities for strong growth at low customer acquisition costs.

●	Barriers to Entry: We believe that state licensure acts as a barrier to entry into our segment of the consumer loan market. We are strongly positioned with approval to operate under 19 state licenses from one centralized head office.

Products

We currently provide $5,000 and $10,000 online consumer loans unsecured over a five-year term with rates ranging from 19.9% to 29.9% annual percentage rate. Our current loan portfolio also includes loans remaining from our previous product offerings which were $2,000 to $10,000 loans unsecured over a three- to five-year term at 18.0% to 29.9%.

Our personal loan products are fully amortizing, fixed rate, unsecured installment loans and all loans are offered at prevailing statutory rates, with our standard loan product being a 29.9% interest rate and annual percentage rate, fully amortizing, five-year unsecured personal loan. The variations from this standard loan product in certain states is due to individual state requirements and to comply with our state lending licenses; for example, Florida requires a blended rate which caps the maximum rate on a $5,000 loan at 24%.

The following is a breakdown of loan terms and interest rates for each currently licensed state:

State	IEG Holdings’ APR for $5,000 Loans	Maximum Permitted Rate for $5,000 Loans		IEG Holdings’ APR for $10,000 Loans	Maximum Permitted Rate for $10,000 Loans
Alabama	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Arizona	24.90%	24.90%		23.90%	23.90%
California	29.90%	36.00%		29.90%	36.00%
Florida	23.90%	24.00%		19.90%	21.00%
Georgia	29.90%	30.00%		29.90%	30.00%
Illinois	29.90%	36.00%		29.90%	36.00%
Kentucky	29.90%	30.00%		29.90%	30.00%
Louisiana	28.90%	28.90%		25.50%	25.50%
Maryland	24.00%	24.00%		24.00%	24.00%
Missouri	29.90%	30.00%		29.90%	29.90%
Nevada	29.90%	36.00	%(1)	29.90%	36.00	%(1)
New Jersey	29.90%	30.00%		29.90%	30.00%
New Mexico	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Ohio	25.00%	25.00%		— (2)	—	(2)
Oregon	29.90%	36.00%		29.90%	36.00%
Pennsylvania	29.90%	30.00%		29.90%	30.00%
Texas	28.86%	28.86%		25.84%	25.84%
Utah	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Virginia	29.90%	30.00%		29.90%	30.00%

(1)	There is no rate limit in this jurisdiction. However, in order to comply with the Servicemembers Civil Relief Act, the maximum APR is 36.0%.
(2)	We do not offer $10,000 loans in Ohio.

The following is an illustrative profile of our personal loans:

Loan Product	-	$5,000 and $10,000 loans
	-	5 years
	-	28.9% average APR
	-	Fixed rate, fully amortizing
	-	No hidden or additional fees
	-	No prepayment penalties

Loan Purpose	Loans available for any purpose. Common uses include:

	-	Debt consolidation
	-	Medical expenses
	-	Home improvements
	-	Auto repairs
	-	Major purchase
	-	Discretionary spending

Average Borrower Demographic	-	600 - 750 credit score
	-	$40,000 - $100,000 income
	-	25 - 60 years old

We commenced originating personal loans online in July 2013. Prior to that, we provided loans to customers via our office network, which comprised one office in each state as required by state licensing regulations. Our online loan origination platform now means that a qualifying customer can obtain a loan from us without having to come into an office location. We have maintained our full underwriting processes, identity verifications and fraud checks to ensure that online customers are verified to the same degree that customers were when they obtained a loan in an office. We expect our website and application portal, www.mramazingloans.com, to be a key driver of customer conversions and loan book growth.

The following graphs depict our monthly loan origination values from January 2013 through December 2016 and our yearly revenue for 2013 through 2016:

The following table sets forth the minimum, maximum and average credit score, income and age of our current borrowers as of December 31, 2016:

Average Borrower Demographic of Current Loan Portfolio as at December 31, 2016

Demographic	Minimum	Maximum	Average
Credit Score	559	889	652
Income	$24,000	750,000	64,162
Age	23	83	45

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

Loan Underwriting

Applicants apply online providing income, employment and banking information in the pre-approval process. The pre-approval process utilizes a soft credit pull, electronic review of 60-90 day banking history and if the applicant successfully meets the minimum pre-approval criteria they are invited to proceed. Upon accepting the conditional pre-approval, the applicant authorizes a full credit report from Experian and verification of employment. Applicants are provided disclosures and privacy statements during this process.

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

The second step in the underwriting process for those applicants that are conditionally approved based on stated income, credit score, number of credit inquires, outstanding unpaid collections, length of credit history and length of employments, debt to income ratio, IP address, is to validate the actual income (current pay invoices and prior year W-2) and a review of the 60-90 day read-only statements from the applicant’s primary bank for satisfactory money management. During this process the pay invoices are reviewed for garnishments, hardship loans and other legal liens allowed on wages. Bank statements are transmitted electronically directly to underwriting to ensure the integrity of the information. This process allows the underwriter to review the money management of every applicant and to assess the ability to take on additional expense. It also provides the underwriter with additional debt not found on traditional credit reports such as payday loans, title loans and IRS payments that could affect the ability of the applicant to assume additional debt. If all conditions are met as it relates to money management, maximum debt to income, minimum length of employment, and satisfactory credit history the underwriter recommends final approval and request to draw documents.

The final step in the underwriting process is to present the completed file to the Chief Credit Officer for final approval and order to draw documents. The file is then reviewed for any exceptions to policy, compliance with the underwriting policies and to ensure the loan system is reflective of what has been presented by the underwriter. The applicant is then approved for a $5,000 or $10,000 loan based on income, ability to repay and credit strength. Rate and loan terms are fixed (fixed rate and fixed term can vary based on regulatory state maximums) as we do not utilize risk based variable pricing models eliminating the risk of discrimination and other compliance related issues.

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

Portfolio Ledger Stratification as at December 31, 2016

	Current Unpaid Principal Balance	%
0 - 30 days	$6,799,362	89.61%
31 - 60 days	257,299	3.39%
61 - 90 days	163,590	2.16%
91 - 120 days	210,790	2.78%
121 - 184 days	156,308	2.06%
Total	$7,587,349	100%

At December 31, 2016, we also had 83 loans delinquent or in default (defined as 91+ days past due) representing 4.84% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

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

In addition, the CFPB, a federal oversight body organized in connection with the Dodd-Frank Act has broad authority over our business. The CFPB is a new agency which commenced operations in 2011, and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business or that of our issuing banks. The CFPB has the authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine financial institutions for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

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

Consumer loans are also regulated at the state level, and the regulatory requirements vary between states. We are licensed in the following states:

●	Alabama (Consumer Credit License, No. MC 22125, which commenced on August 13, 2015)

●	Arizona (Consumer Lender License, No. CL0918180, which commenced on May 20, 2011)

●	California (Finance Lender License, No. 60 DBO 35873, which commenced on July 7, 2015)

●	Florida (Consumer Finance Company License, No. CF9900865, which commenced on August 29, 2011)

●	Georgia (Certificate of Authority, No. 14021183, which commenced on March 4, 2014)

●	Illinois (Consumer Installment Loan License, No. CI3095, which commenced on April 13, 2011)

●	Kentucky (Consumer Finance License, No. CL327249, which commenced on December 17, 2015)

●	Louisiana (License No. 1226052-980840, which was issued on October 2, 2015)

●	Maryland (License No. 2307, which commenced on October 25, 2016)

●	Missouri (Consumer Installment Loan License, No. ###-##-####, which commenced on April 7, 2014)

●	Nevada (Installment Loan License, No. II22748, which commenced on June 15, 2010)

●	New Jersey (Consumer Lender License, No. L066960, which commenced on April 24, 2014)

●	New Mexico (Certificate of Authority, No. 5012554, which commenced on January 29, 2015)

●	Ohio (License No. SL 400243, which commenced on December 21, 2016)

●	Oregon (Consumer Finance License, No. 0407-001-C, which commenced on January 8, 2015)

●	Pennsylvania (Consumer Lender License, No. 49269, which commenced on December 23, 2014)

●	Texas (Regulated Lender License, No. 1400031843-150319, which commenced on November 14, 2014)

●	Utah (Consumer Lender License which commenced on February 5, 2015)

●	Virginia (Certificate of Authority, No. CIS0368, which commenced on March 5, 2014)

State licensing statutes impose a variety of requirements and restrictions on us, including:

●	record-keeping requirements;

●	restrictions on servicing practices, including limits on finance charges and fees;

●	disclosure requirements;

●	examination requirements;

●	surety bond and minimum net worth requirements;

●	financial reporting requirements;

●	notification requirements for changes in principal officers, stock ownership or corporate control;

●	restrictions on advertising; and

●	review requirements for loan forms.

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

Office Location

Our executive office, which also serves as our centralized operational headquarters and Nevada branch, is located at 6160 West Tropicana Ave, Suite E-13, Las Vegas, Nevada 89103. This facility occupies a total of approximately 2,125 square feet under a lease that expires in September 2017. Our annual rental cost for this facility is approximately $56,313, plus a proportionate share of operating expenses of approximately $12,112 annually. We believe this facility is adequate for our current and near term future needs due to our online strategy and our ability to operate 7 days a week with unrestricted hours of operation from this location.

Employees

As of December 31, 2016, we had five full-time employees and one part-time employee. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

In 2005, Mr. Mathieson, our Chief Executive Officer and sole director, founded IEG in Sydney, Australia. IEG launched the Mr. Amazing Loans business in the United States via IEGC in 2010. On January 28, 2013, IEGC entered into a stock exchange agreement (the “Stock Exchange Agreement”) among IEGC, its sole stockholder, IEG, and our company. Under the terms of the Stock Exchange Agreement, we agreed to acquire a 100% interest in IEGC for 272,447 shares of our common stock after giving effect to a 1-for-6 reverse stock split (also adjusted for the 1-for-100 reverse stock split that took effect June 17, 2015 and the net 1-for-10 reverse stock split that was effective on October 27, 2016). On February 14, 2013, we filed an amendment to our articles of incorporation, as amended, with the Secretary of State of Florida which had the effect of:

●	changing our name from Ideal Accents, Inc. to IEG Holdings Corporation,

●	increasing the number of shares of our authorized common stock to 1,000,000,000, $0.001 par value,

●	creating 50,000,000 shares of “blank-check” preferred stock, and

●	effecting the Reverse Stock Split pursuant to the terms of the Stock Exchange Agreement.

FINRA approved the amendment to our articles of incorporation, as amended, on March 11, 2013.

On March 13, 2013, we completed the acquisition of IEGC under the terms of the Stock Exchange Agreement and issued to IEG 272,447 shares of our common stock after giving effect to the Reverse Stock Split whereby we acquired a 100% interest in IEGC. The stock exchange agreement between IEGC, IEG and IEG Holdings resulted in a reverse acquisition with a public shell, with IEGC being the accounting acquirer. IEG Holdings issued 90 shares of its common stock to the stockholders of IEG (IEG transferred its ownership in IEGC to its stockholders, which is why the shares were issued to the ultimate stockholders of IEG rather than to IEG itself) for each share of IEGC, in exchange for 100% ownership interest in IEGC. We determined that IEGC was the accounting acquirer because of the following facts and circumstances:

1.	After consummation of the transaction, the ultimate stockholders of IEGC own 99.1% of the outstanding shares of IEG Holdings;

2.	The board of directors of IEG Holdings immediately after the transaction is comprised exclusively of former directors of IEGC; and

3.	The operations of IEG Holdings immediately after the transaction are those of IEGC.

After completing the Stock Exchange Agreement and terminating all Australian operations via the sale of the remaining loan book, IEG entered into voluntary liquidation on June 25, 2014. In August 2015, IEGC assigned all of its tangible and intangible assets to IEG Holdings and IEGC was dissolved.

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

On September 10, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect, among other things, of adjusting the conversion ratio of the Series H preferred stock, from 1,333/100,000 (0.01333) to 2,666/100,000 (0.02666) shares of common stock for each Series H preferred share, to account for the Company’s offering to existing stockholders of the Company commenced August 3, 2015.

On December 1, 2015, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect, among other things, of adjusting the conversion ratio of the Series H preferred stock, from 2,666/100,000 (0.02666) to 5,332/100,000 (0.05332) shares of common stock for each Series H preferred share, to account for the Company’s offering to existing stockholders of the Company commenced December 1, 2015.

On January 8, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect, among other things, of adjusting the conversion ratio of the Series H preferred stock, from 5,332/100,000 (0.05332) to 0.1 shares of common stock for each Series H preferred share, to account for the Company’s offering to existing stockholders of the Company commenced January 8, 2016.

On March 22, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended. The amendment had the effect, among other things, of adjusting the conversion ratio of the Series H preferred stock from 0.1 shares to 0.2 shares of common stock for each Series H preferred share, to account for our offering to existing stockholders commenced March 16, 2016.

Effective April 1, 2016, we amended our amended and restated articles of incorporation, as amended, in order to effect a 1-for-100 reverse stock split. No fractional shares were issued. Rather, we paid stockholders who would have received a fractional share an amount equal to the average closing price per share of our common stock on the OTCQB, averaged over the period of 30 consecutive calendar days ending on (and including) April 1, 2016. In addition, after the reverse stock split was effected on April 1, 2016, we amended our amended and restated articles of incorporation, as amended, to effect (i) a 100-for-1 forward stock split, and (ii) a reduction in the number of authorized shares of common stock from 3 billion to 200 million.

On May 16, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect, among other things, of:

(i)	Reducing the dividend rate on our Series H preferred stock from 10% per annum to 8% per annum,

(ii)	Extending the date after which we may redeem the unconverted outstanding shares of Series H preferred stock from June 30, 2016 to December 31, 2016,

(iii)	Extending the date on which the holders of our Series H preferred stock may convert their shares into shares of our common stock from June 30, 2016 to December 31, 2016, and

(iv)	Removing the requirement to adjust the Series H preferred stock conversion ratio when we conduct a rights offering to our existing stockholders.

On October 12, 2016, we filed articles of amendment to our amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of:

(i)	Adjusting the conversion ratio of the Series H preferred stock, from two to 0.2 shares of common stock for each Series H preferred share, to account for Company’s reverse/forward split effective October 27, 2016, and

(ii)	Amending the redemption date of the Series H preferred stock from “[a]ny time after the December 31, 2016” to “[a]ny time after 6:00 p.m. Eastern time on December 31, 2016.”

Effective October 27, 2016, we effected a reverse stock split of our outstanding shares of common stock, at the ratio of 1-for-1,000. No fractional shares were issued. Rather, we paid stockholders who would have received a fractional share an amount equal to the average closing price per share of our common stock on the OTCQX, averaged over the period of 30 consecutive calendar days preceding the reverse stock split. Immediately following the completion of the reverse stock split, we effected a forward stock split of our common stock on a 100-for-1 share basis and a reduction of the number of authorized shares of common stock from 200,000,000 to 40,000,000.

Effective December 5, 2016, we increased our number of authorized shares of common stock from 40,000,000 to 300,000,000.

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

Risks Related to Our Business and Industry

Our limited operating history and our failure since inception to achieve an operating profit makes our future prospects and financial performance unpredictable.

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

Since January 2015, the amount we have loaned to borrowers (our loan book) has increased by 154% from $5,549,023 to $14,109,023 as of December 31, 2016. We expect to continue to grow our loan book and number of customers at an accelerated rate in the future. Our future success will depend in part on our continued ability to manage our growth. We may not be able to achieve our growth plans, or sustain our historical growth rates or grow at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we are unable to grow as planned, our business and prospects could be adversely affected.

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

We contract with third parties to provide services related to our online web lending and marketing, as well as systems that automate the servicing of our loan portfolios. See “—We depend on third-party service providers for our core operations including online lending and loan servicing and interruptions in or terminations of their services cold materially impair the quality of our services.” While there are material cybersecurity risks associated with these services, we require that our vendors provide industry-leading encryption, strong access control policies, Statement on Standards for Attestation Engagements (SSAE) 16 audited data centers, systematic methods for testing risks and uncovering vulnerabilities, and industry compliance audits to ensure data and assets are protected. To date, we have not experienced any cyber incidents that were material, either individually or in the aggregate.

Our unsecured loans generally have delinquency and default rates higher than prime and secured loans, which could result in higher loan losses.

We are in the business of originating unsecured personal loans. As of December 31, 2016, approximately 3% of our customers are subprime borrowers, which we define as borrowers having credit scores below 600 on the credit risk scale developed by VantageScore Solutions, LLC. Unsecured personal loans and subprime loans generally have higher delinquency and default rates than secured loans and prime loans. Subprime borrowers are associated with lower collection rates and are subject to higher loss rates than prime borrowers. Subprime borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions, particularly unemployment. If our borrowers default under an unsecured loan, we will bear a risk of loss of principal, which could adversely affect our cash flow from operations. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss. We attempt to manage these risks with risk-based loan pricing and appropriate management policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed. If aspects of our business, including the quality of our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our borrowers’ capacity to repay their loans, our results of operations, financial condition and liquidity could be materially adversely affected. At December 31, 2016, we had 181 loans considered past due at 31+ days past due, representing 10.39% of the number of loans in our active portfolio. At December 31, 2016, we had 83 loans delinquent or in default (defined as 91+ days past due) representing 4.84% of the number of loans in our active portfolio. Loans become eligible for a lender to take legal action at 60 days past due.

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

Our risk management efforts may not be effective which could result in unforeseen losses.

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

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from personal loan companies and other types of consumer lenders, including those that use the Internet as a medium for lending or as an advertising platform. Our competitors include:

●	large, publicly-traded, state-licensed personal loan companies such as OneMain;

●	peer-to-peer lending companies such as LendingClub Corp. and Prosper Marketplace Inc.;

●	online personal loan companies such as Avant;

●	“brick and mortar” personal loan companies, including those that have implemented websites to facilitate online lending; and

●	payday lenders, tribal lenders and other online consumer loan companies.

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

The Consumer Financial Protection Bureau (the “CFPB”) is a new federal agency formed pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and there continues to be uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB, constituted pursuant to the Dodd-Frank Act, which commenced operations in 2011, has broad authority over the business in which we engage. This includes authority to write regulations under federal consumer financial protection laws, such as the Truth in Lending Act and the Equal Credit Opportunity Act, and to enforce those laws against and examine financial institutions for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products we facilitate. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.

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

In addition, we issued a press release on December 2, 2014 in which we referenced, among other things, our intention to file a registration statement on Form S-1 and to list our securities on NASDAQ. The December 2nd press release presented certain statements about our company in isolation and did not disclose many of the related risks and uncertainties described in this Private Placement Memorandum

If it were determined that the December 11th article, the December 2nd press release or any of our other publicity-related activities constituted a violation of Section 5 of the Securities Act, the SEC and relevant state regulators could impose monetary fines or other sanctions as provided under relevant federal and state securities laws. Such regulators could also require us to make a rescission offer, which is an offer to repurchase securities offered in the relevant offering. This could also give rise to a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required or one or more other claims were successful. As of December 31, 2016, we are not aware of any pending or threatened claims alleging violations of any federal or state securities laws. However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale. If the payment of damages or fines is significant, it could have a material adverse effect on our cash flows, financial condition or prospects.

We are required to pay a prior lender interest on our net profit until 2025, which may have a material adverse effect on our results of operations.

We previously had a credit facility with BFG Investment Holdings, LLC (“BFG”). Effective July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan. On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of our subsidiary, IEC SPV, until 10 years from the date the loan is repaid in full. Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. For the years ended December 31, 2016 and 2015, we paid BFG Net Profit interest of $57,094 and $107,340, respectively, and our net income for such years was reduced by those respective amounts. In the future, if we fail to terminate the Net Profit arrangement and are required to pay BFG 20% of our Net Profit, it could have a material adverse effect on our results of operations.

Risks Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of March 3, 2017, our common stock has had a 52-week high sale price of $77.50 and a low sale price of $2.01. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

Because Mr. Mathieson, our Chief Executive Officer and sole director, will make all management decisions, you should only invest in IEG Holdings shares if you are comfortable entrusting Mr. Mathieson to make all decisions.

As sole officer and director, Mr. Mathieson will have the right to make all decisions with respect to our management. Investors will not have an opportunity to evaluate the specific projects that will be financed with future operating income. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

We face corporate governance risks and negative investor perceptions because we have only one officer and director and have not adopted a written policy for the review, approval or ratification of transactions with related parties or conflicted parties.

Mr. Mathieson is our sole officer and director. As such, he has significant control over our business direction. Additionally, because he is our sole director, there are no other board members available to second and/or approve related party transactions involving Mr. Mathieson, including the compensation Mr. Mathieson may be paid and any consulting or other agreements we may enter into with Mr. Mathieson. Additionally, there is no segregation of duties between officers because Mr. Mathieson is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions. Because no other directors are approving related party transactions involving Mr. Mathieson and no other officers are approving our financial statements, investors may question the fairness of related party transactions or the accuracy of financial statements. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our Company due to the fact that we only have one officer and director.

Although Mr. Mathieson intends to enter into any related party transactions on an arms’ length basis, we do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted parties. As our sole officer and director, Mr. Mathieson makes decisions such as the approval of related party transactions, Mr. Mathieson’s compensation, and oversight of the accounting function. Mr. Mathieson exercises full control over all matters that typically require board approval. Accordingly, Mr. Mathieson’s actions are not subject to the review and approval of a board of directors and, as such, the Company may be at risk for a conflict of interest arising between Mr. Mathieson’s duties in his role as Chief Executive Officer and his own personal financial and business interests in other business ventures distinct and separate from the interests of the Company. His personal interests may not coincide with the interests of the stockholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest.

Our common stock is currently, has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not remain classified as a “penny stock” in the future.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers (but not us) an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Our Chief Executive Officer has voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2016, Mr. Mathieson beneficially owned 6,900,000 shares of our common stock, which represents 71.03% of our outstanding common stock. As a result, Mr. Mathieson controls a majority of our voting power and therefore is able to control all matters submitted to our stockholders for approval. Mr. Mathieson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 9,714,186 shares of our common stock outstanding as of December 31, 2016, approximately 2,759,986 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Provisions of our amended and restated articles of incorporation and amended and restated bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our executive office, which also serves as our centralized operational headquarters and Nevada branch, is located at 6160 West Tropicana Ave, Suite E-13, Las Vegas, Nevada 89103. This facility occupies a total of approximately 2,125 square feet under a lease that expires in September 2017. Our annual rental cost for this facility is approximately $56,313, plus a proportionate share of operating expenses of approximately $12,112 annually. We believe this facility is adequate for our current and near term future needs due to our online strategy and our ability to operate 7 days a week with unrestricted hours of operation from this location.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol “IEGH.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our common stock. Trading in securities, such as our common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices. See “Risk Factors—Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.”

As of June 17, 2015, we effected a 1-for-100 reverse stock split of our outstanding shares. We also completed a 1-for-100 reverse stock split and a 100-for-1 forward stock split, both effective March 28, 2016, and a net 1-for-10 reverse stock split effective October 27, 2016. All prices in the following table reflect post- split prices.

	High	Low
2014
Quarter Ended March 31, 2014	$100.00	$100.00
Quarter Ended June 30, 2014	120.00	100.00
Quarter Ended September 30, 2014	450.00	100.00
Quarter Ended December 31, 2014	1,000.00	100.00

2015
Quarter Ended March 31, 2015	$510.00	$387.50
Quarter Ended June 30, 2015	550.00	250.00
Quarter Ended September 30, 2015	275.00	80.00
Quarter Ended December 31, 2015	100.00	74.90

2016
Quarter Ended March 31, 2016	$99.00	$49.50
Quarter Ended June 30, 2016	65.00	17.50
Quarter Ended September 30, 2016	24.00	16.60
Quarter Ended December 31, 2016	7.50	2.01

On March 3, 2017, the closing price per share of our common stock as quoted on the OTCQB was $4.96.

Dividends

Historically, we have not paid any cash dividends on our common stock. We expect to change our dividend policy in 2017, however, and intend to pay a small dividend to stockholders in May 2017 after our first quarter 2017 results are released. We expect to pay ongoing regular quarterly dividends thereafter. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares. We sold shares of common stock in private placements during 2014 at prices ranging from $5.00 per share to $20.00 per share, during 2015 at prices ranging from $10.00 per share to $50.00 per share and in 2016 at prices ranging from $10.00 to $50.00 per share.

Holders of Common Stock

As of March 3, 2017, there were approximately 673 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us within the past three years involving sales or our securities that were not registered under the Securities Act. Numbers of shares and exercise prices have been adjusted to reflect the 1-for-100 reverse split of the Company’s common stock effected on June 17, 2015 and the net 1-for-10 reverse split effected on October 27, 2016.

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

During the quarter ended June 30, 2014, the Company issued 611,991 shares of its common stock at a price of $5.00 per share in a private placement to existing stockholders of the Company who were accredited investors or who were not “U.S. Persons” as defined in the Securities Act. The securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3) or Regulation S, as applicable under the Securities Act.

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

During the six months ended December 31, 2014, the Company issued 303,884 shares of common stock at a price of $10.00, $15.00 and $20.00 per share in private placements to existing stockholders of the Company who were accredited investors or who were not “U.S. Persons” as defined in the Securities Act. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506 and Rule 506(b) and Regulation S as promulgated by the SEC under the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series B preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series B preferred stock, all of their Series B preferred shares into shares of our common stock on the basis of 0.4 shares of common stock for each share of Series B preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 164,000 shares of common stock to the holders of our Series B preferred stock in exchange for all shares of their Series B preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series C preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series C preferred stock, all of their Series C preferred shares into shares of our common stock on the basis of 0.2 shares of common stock for each share of Series C preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 80,005 shares of common stock to the holders of our Series C preferred stock in exchange for all shares of their Series C preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series D preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series D preferred stock, all of their Series D preferred shares into shares of our common stock on the basis of 0.1333333 shares of common stock for each share of Series D preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 23,067 shares of common stock to the holders of our Series D preferred stock in exchange for all shares of their Series D preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

Effective December 31, 2014, all holders of the then-outstanding Series E preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series E preferred stock, all of their Series E preferred shares into shares of our common stock on the basis of 0.040 shares of common stock for each share of Series E preferred stock so converted. Accordingly, on December 31, 2014, we issued an aggregate of 18,440 shares of common stock to the holders of our Series E preferred stock in exchange for all shares of their Series E preferred stock. The shares of common stock were issued in reliance upon the exemptions provided by Section 3(a)(9) of the Securities Act.

On June 17, 2015, the Company issued an aggregate of 600,000 shares of Series F convertible preferred stock to a total of 25 investors, 24 of whom resided in Australia and one of whom resided in the United Kingdom, in consideration for receipt of $1.00 per share, representing an aggregate purchase price of $600,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. No offering circular was used in connection with this issuance.

On June 22, 2015, the Company issued an aggregate of 5,419,500 shares of Series G convertible preferred stock to a total of 92 investors, 90 of whom resided in Australia and two of whom resided in the United Kingdom, in consideration for receipt of $1.00 per share, representing an aggregate purchase price of $5,419,500. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. No offering circular was used in connection with this issuance.

Effective June 30, 2015, 20 holders of an aggregate of 1,750,000 shares of Series F preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series F preferred stock, their Series F preferred shares into shares of our common stock on the basis of 0.03636 shares of our common stock for each share of Series F preferred stock so converted. Accordingly, on June 30, 2015, we issued an aggregate of 63,540 shares of common stock to the 20 Series F holders, 19 of whom resided in Australia and one of whom resided in the United Kingdom, in exchange for an aggregate of 1,750,000 shares of Series F preferred stock held by such Series F holders. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

Effective June 30, 2015, 72 holders of an aggregate of 4,459,500 shares of Series G preferred stock provided notice to us of their intent to convert, pursuant to the terms of the Series G preferred stock, their Series G preferred shares into shares of our common stock on the basis of 0.02105 shares of our common stock for each share of Series G preferred stock so converted. Accordingly, on June 30, 2015, we issued an aggregate of 93,873 shares of common stock to the 72 Series G holders, 70 of whom resided in Australia, one of whom resided in the United Kingdom and one of whom resided in Singapore, in exchange for an aggregate of 4,459,500 shares of Series G preferred stock held by such Series G holders. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

Also on June 30, 2015, the Company issued 250,000 shares of the Company’s Series G preferred stock to Bruce Merivale-Austin, a resident of Singapore, for a purchase price of $1.00 per share, representing an aggregate purchase price of $250,000. These securities were issued in reliance upon the exemption from registration provided by Regulation S promulgated pursuant to the Securities Act. No offering circular was used in connection with this issuance.

On September 2, 2015, the Company issued an aggregate of 432,609 shares of the Company’s common stock to a total of 199 existing stockholders, 197 of whom resided in Australia and two of whom resided in the United Kingdom, in consideration for receipt of $10.00 per share, representing an aggregate purchase price of $4,326,086. The shares of common stock were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this issuance.

On October 22, 2015, the Company issued 160,000 shares of Series H convertible preferred stock to a total of three investors, each of whom resided in Australia, in consideration for receipt of $1.00 per share, representing an aggregate purchase price of $160,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

On December 31, 2015, the Company issued an aggregate of 13,438 shares of the Company’s common stock at a price of $50.00 per share to a total of 29 existing stockholders, each of whom resided in Australia, for receipt of an aggregate of $671,890. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this issuance.

Also on December 31, 2015, all of the holders of shares of the Company’s Series F preferred stock notified the Company of their intention to convert their Series F preferred stock into Company common stock pursuant to the terms of the Series F preferred stock. The Company issued an aggregate of 33,330 shares of Company common stock to a total of five stockholders, each of whom resided in Australia, pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

Following the conversions, no shares of Series F preferred stock were outstanding.

Also on December 31, 2015, the holders of an aggregate of 1,050,000 shares of the Company’s Series G preferred stock notified the Company of their intention to convert their Series G preferred stock into Company common stock pursuant to the terms of the Series G preferred stock. The Company issued an aggregate of 84,000 shares of Company common stock to a total of 21 stockholders, 20 of whom resided in Australia and one of whom resided in the United Kingdom, pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

Following the conversions, 160,000 shares of Series G preferred stock were outstanding.

Also on December 31, 2015, all of the holders of the Company’s Series H preferred stock notified the Company of their intention to convert their Series H preferred stock into Company common stock pursuant to the terms of the Series H preferred stock. The Company issued an aggregate of 8,531 shares of Company common stock to a total of three stockholders, each of whom resided in Australia, pursuant to the conversion notices. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversions, no shares of Series H preferred stock were outstanding.

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

On March 22, 2016, the Company issued an aggregate of 3,071,000 shares of the Company’s Series H preferred stock to a total of 12 existing stockholders, nine of whom resided in Australia and three of whom resided in the United Kingdom, in exchange for the receipt of $1.00 per share, representing an aggregate purchase price of $3,071,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. In connection with this, the Company had a subscription receivable for $2,825,000.

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

On April 12, 2016, the Company issued an aggregate of 2,000 shares of the Company’s common stock to MZ Group, its investor relations advisor. The securities issuance was exempt from registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On May 2, 2016, Company issued an aggregate of 243,967 shares of the Company’s common stock at a price of $10.00 per share to a total of 98 existing stockholders, all of whom resided in Australia, for receipt of an aggregate of $2,439,673. The securities issuances were exempt from registration under the Securities Act, in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. An offering circular was used in connection with this offering.

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

On December 31, 2016, the Company issued an aggregate of 5,000 shares of the Company’s common stock to Worldwide Holdings, LLC for investor relations consulting services. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On December 31, 2016, pursuant to the terms of the Company’s Series H preferred stock, holders of an aggregate of 246,000 Series H preferred shares exercised their rights to convert their Series H preferred shares into 49,200 shares of the Company’s common stock. Also on December 31, 2016, following such conversions, the Company exercised its right to redeem all of the unconverted outstanding shares of Series H preferred stock and cancelled the 2,825,000 shares of Series H preferred stock for an aggregate amount of $2,825,000 which were subscribed to during 2016, but remained unpaid for. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuance involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversion, no shares of Series H preferred stock were outstanding. Following the redemption of the unconverted shares of Series H preferred stock, no shares of Series H preferred stock were outstanding.

STOCK PERFORMANCE GRAPH

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act, respectively.

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index for the five-year period ended December 31, 2016. The graph assumes the value of an investment of $100 in the common stock of each group or entity at January 1, 2012 and the reinvestment of all dividends.

	1/1/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
IEG Holdings Corporation	$100.00	41.67	$694.44	$4,513.89	$687.50	$37.50
NYSE Composite Index	100.00	116.25	146.94	157.04	150.77	168.95
NYSE Financial Sector Index	100.00	129.77	165.26	178.96	172.62	196.17

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the Company’s financial statements referred to under “Item 15. Exhibits and Financial Statement Schedules ” of this annual report on Form 10-K, and previously published historical financial statements not included in this annual report on Form 10-K. The selected financial data set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements, including the footnotes. Basic and diluted loss per share has been adjusted retroactively for the 1-for-100 reverse split that occurred on June 17, 2015 and for the net 1-for-10 reverse split that occurred on October 27, 2016.

	For the Fiscal Years Ended December 31,
	2016	2015	2014	2013	2012

Statements of Income Data:
Revenues	$2,135,046	$1,835,165	$529,225	$62,949	$37,779
Operating expenses	6,876,194	7,012,609	5,381,671	4,345,539	2,494,321
Loss from operations	(4,741,147)	(5,177,444)	(4,852,446)	(4,282,590)	(2,456,542)
Other income (expense)	$12,278	$(520,754)	$(549,308)	$(195,385)	$(5,980)
Net loss	$4,728,869	$(5,698,198)	$(5,401,754)	$-	$-
Dividends on preferred shares	(35,517)	(311,056)	(204,526)	(4,282,590)	(2,456,542)
Net loss attributable to common stockholders	$(4,764,386)	$(6,009,254)	$(5,606,280)	$(4,477,975)	$(2,507,522)
Net loss attributable to common stock per share, basic and diluted	$(0.60)	$(2.52)	$(4.20)	$(7.24)	$(9.20)

	December 31,
	2016	2015	2014	2013	2012
Cash	$322,441	$485,559	$433,712	$281,879	$178,601
Current Assets	$1,710,370	$1,689,063	$1,026,758	$346,598	$400,202
Total Assets	$6,821,947	$7,758,149	$4,929,120	$922,140	$791,196
Current Liabilities	$1,060	$107,963	$307,156	$627,384	$1,608,111
Long-Term Liabilities	$-	$-	$2,230,000	$2,296,212	$250,000
Retianed Earnings	$(25,110,319)	$(20,381,450)	$(14,683,252)	$(9,281,498)	$(4,803,523)
Stockholders’ Equity	$6,820,887	$7,650,186	$2,391,964	$(2,001,456)	$(1,006,915)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this annual report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 19 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 and $10,000 online personal loans range from 19.9% to 29.9% APR and all are unsecured over a five-year term. We have a 6.5-year track record of origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Results of Operations

For the year ended December 31, 2016 compared to December 31, 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUES
Interest revenue	$2,086,976	$1,789,701
Other revenue	48,070	45,464
TOTAL REVENUES	2,135,046	1,835,165
OPERATING EXPENSES

Salaries and compensation	1,592,990	2,126,243
Other operating expenses	1,561,045	1,399,157
Consulting	1,154,465	1,013,690
Provision for credit losses	1,865,362	1,134,518
Advertising	373,350	950,905
Rent	178,678	244,621
Travel, meals and entertainment	141,686	129,351
Depreciation and amortization	8,618	14,124
TOTAL OPERATING EXPENSES	6,876,194	7,012,609
LOSS FROM OPERATIONS	(4,741,147)	(5,177,444)
OTHER INCOME (EXPENSE)
Interest expense	-	(527,921)
Miscellaneous income (expense)	12,278	7,167
TOTAL OTHER INCOME (EXPENSE)	12,278	(520,754)
NET LOSS	$(4,728,869)	$(5,698,198)

Interest Revenue

For the year ended December 31, 2016, interest revenue increased to $2,086,976, compared to $1,789,701 for the year ended December 31, 2015. This increase was due to the increased average interest-earning loan book size of consumer receivables during the period.

Other Revenue

For the year ended December 31, 2016, other revenue increased to $48,070, compared to $45,464 for the year ended December 31, 2015. Other revenue consisted of decline lead revenue, late/dishonor fees, loss recovery and stock application/processing fees. The increase was attributable to an increase in loss recovery.

Salaries and Compensation Expenses

For the year ended December 31, 2016, salaries and compensation expenses decreased to $1,592,990, compared to $2,126,243 for the year ended December 31, 2015. The decrease was primarily attributable to the cessation of employment for our VP Corporate Finance and zero bonus payments to our CEO in 2016.

Other Operating Expenses

For the year ended December 31, 2016, other operating expenses increased to $1,561,045, compared to $1,399,157 for the year ended December 31, 2015. The increase was attributable to the higher legal, accounting and SEC fees associated with our multiple SEC filings in the period.

Consulting Fees

For the year ended December 31, 2016, consulting fees increased to $1,154,465, compared to $1,013,690 for the year ended December 31, 2015. The increase was attributable to the increase in independent research and investor relations consulting costs in the period.

Provision for Credit Losses

For the year ended December 31, 2016, the provision for credit losses expense increased to $1,865,362, compared to $1,134,518 for the year ended December 31, 2015. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from year ended December 31, 2015 was due to the increase in loans charged off during the first and last quarters of 2016.

Advertising

For the year ended December 31, 2016, advertising expenses decreased to $373,350, compared to $950,905 for the year ended December 31, 2015. This decrease is attributable to the reduction in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs.

Rent Expense

For the year ended December 31, 2016, rent expense decreased to $178,678, compared to $244,621 for the year ended December 31, 2015. The decrease was due to reduced relocation costs and termination of Florida, Illinois and Arizona leases.

Travel, Meals and Entertainment

For the year ended December 31, 2016, travel, meals and entertainment expenses increased to $141,686, compared to $129,351 for the year ended December 31, 2015. Travel, meals and entertainment expenses include corporate travel for meetings and investor presentations, as well as other investor related expenses. The increase was due to the significant increase in investor roadshows conducted by the CEO in the period compared to the previous period.

Depreciation and Amortization

For the year ended December 31, 2016, depreciation and amortization decreased to $8,618, compared to $14,124 for the year ended December 31, 2015. The minimal movement was in line with expectations.

Interest Expense

For the year ended December 31, 2016, interest expense decreased to $0, compared to $527,921 for the year ended December 31, 2015. The decrease was due to the full repayment of the BFG senior debt facility in 2015.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $322,441 as of December 31, 2016, compared to $485,559 as of December 31, 2015. The decrease was due to reduced equity capital raised in the period.

Loans Receivable

We had net loan receivables of $6,374,908 as of December 31, 2016, as compared to $7,124,702 as of December 31, 2015. The decrease was due to lower loan originations, higher loan receivables repaid and higher loan charge offs.

Other Receivables

We had other receivables of $84,851 as of December 31, 2016, as compared to $76,262 as of December 31, 2015. Other receivables comprised outstanding invoices for decline lead revenue due from marketing partners and accrued interest receivable on our consumer loans at December 31, 2016. The increase is primarily due to an increase in accrued interest receivable.

Property and Equipment

We had net property and equipment of $19,322 as of December 31, 2016, as compared to $28,511 as of December 31, 2015. The decrease was a direct result of recording depreciation expense for the period plus a loss of $571 on disposal of assets.

Security Deposits

We had security deposits of $7,470 as of December 31, 2016, as compared to $35,839 as of December 31, 2015. The decrease was due to primarily due to refund of security deposits upon termination of Florida, Illinois and Arizona leases.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $1,060 as of December 31, 2016, compared to $96,441 as of December 31, 2015. The decrease was due to management’s decision to pay a number of December expenses in full in the current period so accrual was not required for those expenses.

Deferred Rent

We had deferred rent of $0 as of December 31, 2016, compared to $11,522 as of December 31, 2015. The decrease was due to removal of all deferred rent via termination of Florida, Illinois and Arizona leases and 12 month renewal of Nevada lease.

Financial Condition, Liquidity and Capital Resources

In 2016 and 2015 we incurred operating expenses in excess of net revenue. However, cash flow from our existing loan receivable repayments plus net revenue exceed budgeted cash operating expenses for the next 12 months. To expand operations we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $2,777,621 during the year ended December 31, 2016, compared to $3,959,568 during the year ended December 31, 2015, and this decrease is in line with expectations due to the growth of our revenue. We used net cash from investing activities of $1,115,567 during the year ended December 31, 2016, compared to $4,057,025 during the year ended December 31, 2015. The decrease in cash used in investing activities is primarily due to an increase in loans receivable repaid and a decrease in loans receivable originated.

We were provided $3,730,070 of net cash from financing activities during the year ended December 31, 2016, compared to $8,068,440 during the year ended December 31, 2015. The funds were attributable to proceeds from preferred stock and common stock received and was a decrease from the corresponding period in 2015.

At December 31, 2016, we had cash on hand of $322,441, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

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

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue resulting from an increased average loan balance in 2016 as compared to 2015, and management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations through March 2018, which has alleviated the substantial doubt. Management’s plans include a continued reduction of advertising costs to continue reducing loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 6 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. In addition, the CEO’s annual base consulting fee has been reduced to $1 per annum from January 1, 2017. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2018. However, the Company intends, over the next 12 months, to seek additional capital via unsecured notes and/or preference shares to expand operations and the Company. Subsequent to year-end, the Board of Directors approved a stock repurchase program. Management has no intention to repurchase shares unless additional capital has been secured.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the year ended December 31, 2016 and 2015 were $57,094 and $107,340, respectively. All loans receivable of the Company were pledged as collateral at December 31, 2016 for the fulfillment of the Net Profit calculation. As of December 31, 2016, $57,094 has been paid.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue resulting from an increased average loan balance in 2016 as compared to 2015, and management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations through March 2018, which has alleviated the substantial doubt. Management’s plans include a continued reduction of advertising costs to continue reducing loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 6 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. In addition, the CEO’s annual base consulting fee has been reduced to $1 per annum from January 1, 2017. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2018. However, the Company intends, over the next 12 months, to seek additional capital via unsecured notes and/or preference shares to expand operations and the Company. Subsequent to year-end, the Board of Directors approved a stock repurchase program. Management has no intention to repurchase shares unless additional capital has been secured.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2016, 83 loans with a total balance of $367,098 were delinquent or in default. At December 31, 2015, 80 loans with a total balance of $389,431 were delinquent or in default.

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

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 1-for-100 reverse split that occurred on June 17, 2015 and for the net 1-for-10 reverse split that occurred on October 27, 2016.

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

Recently Issued or Newly Adopted Accounting Standards

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes have no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Adoption of these changes have no material impact on the consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-7 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

Two of our three board members resigned effective November 2, 2016 and our audit committee was dissolved. This does not impact our control over financial reporting other than to remove an extra layer of final review above the existing extensive internal review processes. No other changes were made to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K. Our directors are elected by our stockholders at each annual meeting and serve for one year and until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position(s)
Paul Mathieson	42	Chief Executive Officer & Director
Carla Cholewinski	63	Chief Operating Officer and Chief Credit Officer

Biographical information concerning our director and executive officers listed above is set forth below.

Paul Mathieson. Mr. Mathieson has served as the Chief Executive Officer and member of our board of directors since 2012. In 2005, Mr. Mathieson founded IEG Holdings Limited in Sydney, Australia which launched the Amazing Loans business in Australia in 2005 and the Mr. Amazing Loans business in the United States through a subsidiary in 2010. In recognition of IEG Holdings Limited’s success, Mr. Mathieson was awarded Ernst & Young’s 2007 Australian Young Entrepreneur of the Year (Eastern Region). Mr. Mathieson has over 22 years’ finance industry experience in lending, funds management, stock market research and investment banking. His career has included positions as Financial Analyst/Institutional Dealer with Daiwa Securities from 1995 to 1995, Head of Research for Hogan & Partners Stockbrokers from 1995 to 2000, and Investment Banking Associate with ING Barings from 2000 to 2001. In addition, from 2002 to 2010, Mr. Mathieson was the Founder and Managing Director of IE Portfolio Warrants, a funds management business that offered high return and leveraged structured equities products. Mr. Mathieson received a Bachelor of Commerce from Bond University, Queensland, Australia in 1994 and a Master’s Degree of Applied Finance from Macquarie University, New South Wales, Australia in 2000.

Carla Cholewinski. Ms. Cholewinski has served as our Chief Operating Officer since 2008 and has over 40 years’ experience in the finance industry including banking, credit union management, regulatory oversight, debt securitization and underwriting. Her career has included positions as Vice President and Branch Manager at Glendale Federal Bank from 1976 to 1986, Vice President and District Sales and Lending Manager with California Federal Bank from 1986 to 1992, Mortgage Banker with First Choice Financial Services from 1992 to 1995, Corporate Vice President of Lending and Collections with WestStar Credit Union from 1995 to 1999, Chief Lending Officer for American Corp & Funding from 1999 to 2000, Chief Credit Officer for Security State Savings Bank from 2000 to 2004, and Chief Credit Officer for Fifth Street Bank from 2004 to 2008. Since 2008, Ms. Cholewinski has served as our Chief Operating Officer and Chief Credit Officer and has utilized her extensive finance, banking and regulatory experience to grow the business from initial launch to our current level of operations.

There are no family relationships between any of the executive officers and directors.

Director Qualifications

Mr. Mathieson was appointed to our board in March 2013 following the reverse merger with IEGC described in this annual report on Form 10-K. Given his role in the founding and/or operations of IEGC, we believe he remains a good fit for our current needs. Mr. Mathieson has significant operational experience in our industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our board and a greater understanding of certain of the challenges we face in executing our growth strategy.

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

Director Compensation

Mr. Mathieson does not receive any additional compensation for his services as a director.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2016. During the year ended December 31, 2016, Mr. Mathieson participated in deliberations of our board of directors concerning executive officer compensation. No member of our board is, or was during the fiscal year ended December 31, 2016, an officer, former officer or employee of the Company or any of its subsidiaries, or a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. No executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s compensation committee or (ii) the board of directors of another entity of which one of the executive officers of such entity served on the Company’s Board, during the fiscal year ended December 31, 2016.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

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

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Mathieson,	2016	1,000,000	0		0	0	0	0	0	1,000,000
Chief Executive Officer (1)	2015	1,000,000	300,000	(1)	0	0	0	0	0	1,300,000
Carla Cholewinski,	2016	230,000	13,000		0	0	0	0	0	243,000
Chief Operating Officer and Chief Credit Officer	2015	220,000	30,000		0	0	0	0	0	250,000

(1)	In September 2015, Mr. Mathieson purchased 22,007 shares of common stock from us for an aggregate purchase price of $220,079. The full amount of the purchase price was offset by $220,079 of his $225,000 September 2015 discretionary bonus declared by the Board to him in September 2015 (for the period January 1, 2015 to September 30, 2015) with the $4,921 balance offset against CEO advance. On December 31, 2015, Mr. Mathieson was paid $75,000 for his 2015 discretionary bonus declared by the Board to him (for the period October 1, 2015 to December 31, 2015). The material factors considered by our board in awarding the total bonus to Mr. Mathieson were the substantial expansion in the loan book and the significant increase in revenues of the business in the relevant period.

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers. However, IEG Holdings entered into a professional consulting contract with Mr. Mathieson on September 30, 2015 with an effective date as of January 1, 2015 (the “2015 Consulting Contract”). Pursuant to the terms of the 2015 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings, including services to be provided by IEG Holdings to Investment Evolution Corporation. The 2015 Consulting Contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors. Pursuant to the terms of the 2015 Consulting Contract, the IEG Holdings’ board of directors authorized a portion in the amount of $225,000 of the 2015 bonus to be paid to Mr. Mathieson on September 30, 2015 for services previously rendered by Mr. Mathieson from January 1, 2015 to September 30, 2015. In addition, the IEG Holdings’ board of directors authorized a final portion in the amount of $75,000 of the 2015 bonus to be paid to Mr. Mathieson on December 31, 2015 for services previously rendered by Mr. Mathieson from October 1, 2015 to December 31, 2015.

On November 2, 2016, we and Mr. Mathieson agreed to terminate, effective December 31, 2016, the 2015 Consulting Contract. Also on November 2, 2016, Investment Evolution Corporation, a wholly owned subsidiary of the Company (“IEC”), and Mr. Mathieson entered into a professional consulting contract, effective January 1, 2017 (the “2017 Consulting Contract”). Pursuant to the terms of the 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The 2017 Consulting Contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson $1.00 annually and a discretionary bonus to be determined by the Company’s board of directors.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 3, 2017, we had 9,714,186 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2017, and reflects:

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

Name	Position	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:
Paul Mathieson	Chief Executive Officer and Director	6,900,000	71.03%
Carla Cholewinski	Chief Operating Officer and Chief Credit Officer	2,000	*
All executive officers and directors as a group (2 persons)		6,902,000	71.05%

* Less than 1%.

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

Authorized Capital Stock

As of March 3, 2017, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.001 per share, and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. At March 3, 2017, we had 9,714,186 shares of common stock issued and outstanding. As of March 3, 2017, we had no shares of Series H preferred stock issued and outstanding. Effective June 17, 2015, the Series B, Series C, Series D and Series E preferred stock were cancelled. Effective January 1, 2016, the Series F and Series G preferred stock were entirely converted and/or redeemed. Effective March 31, 2016, the Series A preferred stock was entirely converted. Effective May 16, 2016, the Series A, Series F and Series G preferred stock were cancelled. Effective December 31, 2016, all shares of Series H preferred stock were converted or cancelled.

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

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which no shares are outstanding as of March 3, 2017. There are no sinking fund provisions applicable to our Series H preferred stock.

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

Dividends. The Series H preferred stock is entitled to receive 8% per annum dividends, paid quarterly.

Conversion. Holders of Series H preferred shares have the following rights with respect to the conversion of Series H preferred shares into shares of our common stock:

●	On December 31, 2016 and upon notice provided by the holder to us, a holder has the right to convert, at face value per share, all or any portion of their Series H preferred shares into shares of our common stock on the basis of 0.2 shares of common stock for each share of Series H preferred stock so converted (the “Series H Conversion Ratio”). Effective December 31, 2015, holders of an aggregate of 160,000 shares of Series H preferred stock notified the Company of their intent to convert their Series H shares into shares of common stock. On December 31, 2015, the Company issued an aggregate of 8,531 shares of common stock to such Series H holders.

●	If at any time after the date of issuance of the Series H preferred stock, in the event IEG Holdings (i) makes or issues a dividend or other distribution payable in common stock (other than with respect to the Series H preferred stock); (ii) subdivides outstanding shares of common stock into a larger number of shares; or (iii) combines outstanding shares of common stock into a smaller number of shares, the Series H Conversion Ratio shall be adjusted appropriately.

●	Except as otherwise provided in the amended and restated articles of incorporation, as amended, if the common stock issuable upon the conversion of the Series H preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise, then in each such event, the holder of each share of Series H preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series H preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

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

Redemption and Call Rights. Any time after 6:00 p.m. Eastern time on December 31, 2016, we have the right, but not the obligation, to redeem all of the unconverted outstanding shares of Series H preferred stock by paying in cash an amount per share equal to $1.00.

Anti-Takeover Effects of Certain Provisions of Our Amended and Restated Articles of Incorporation, as Amended, and Our Amended and Restated Bylaws

Provisions of our amended and restated articles of incorporation, as amended, and our amended and restated bylaws could make it more difficult to acquire us by means of a merger, tender offer, proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because negotiation of these proposals could result in an improvement of their terms.

Calling of Special Meetings of Stockholders. Our amended and restated bylaws provide that special meetings of the stockholders may be called only by the board of directors or by the president, and shall be called by the president or the secretary at the request in writing of record stockholders owning at least 10% of shares outstanding and entitled to vote.

Removal of Directors; Vacancies. Our amended and restated bylaws provide that a director may be removed from office with or without cause, at any time, by the affirmative vote of a plurality of the votes of the issued and outstanding stock entitled to vote for the election of directors, at a special meeting of the stockholders called and held for that purpose. A vacancy on the board of directors may be filled only by stockholders at such meeting, or if the stockholders fail to fill such vacancy, by a majority of the directors then in office.

Amendment of Bylaws. Our amended and restated bylaws provide that our board of directors may amend or repeal the amended and restated bylaws, or new bylaws may be adopted by the board of directors, at any time without stockholder approval. Allowing the board to amend our amended and restated bylaws without stockholder approval enhances board control over our bylaws.

Preferred Stock. Our amended and restated articles of incorporation, as amended, authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

IEG Holdings entered into a professional consulting contract with Mr. Mathieson on September 30, 2015 with an effective date as of January 1, 2015 (the “2015 Consulting Contract”). Pursuant to the terms of the 2015 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings, including services to be provided by IEG Holdings to Investment Evolution Corporation. The 2015 Consulting Contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson $1,000,000 annually and a discretionary bonus to be determined by IEG Holdings’ board of directors. Pursuant to the terms of the 2015 Consulting Contract, the IEG Holdings’ board of directors authorized a portion in the amount of $225,000 of the 2015 bonus to be paid to Mr. Mathieson on September 30, 2015 for services previously rendered by Mr. Mathieson from January 1, 2015 to September 30, 2015. In addition, the IEG Holdings’ board of directors authorized a final portion in the amount of $75,000 of the 2015 bonus to be paid to Mr. Mathieson on December 31, 2015 for services previously rendered by Mr. Mathieson from October 1, 2015 to December 31, 2015. Mr. Mathieson did not receive a bonus for the year ended December 31, 2016.

On November 2, 2016, we and Mr. Mathieson agreed to terminate, effective December 31, 2016, the 2015 Consulting Contract. Also on November 2, 2016, Investment Evolution Corporation, a wholly owned subsidiary of the Company (“IEC”), and Mr. Mathieson entered into a professional consulting contract, effective January 1, 2017 (the “2017 Consulting Contract”). Pursuant to the terms of the 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The 2017 Consulting Contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson $1.00 annually and a discretionary bonus to be determined by the Company’s board of directors.

Chief Executive Officer

Compensation to our Chief Executive Officer under the 2015 Consulting Contract totaled $1,000,000 for the year ended December 31, 2016.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $243,000 for the year ended December 31, 2016.

Consulting Fees

During the year ended December 31, 2016, the Company incurred director fees totaling $29,800 to Matthew Banks, who is a former director of IEG Holdings Corporation.

During the year ended December 31, 2016, the Company incurred director fees totaling $29,800 to R & H Nominees Pty Ltd, which is owned by Harold Hansen, who is a former director of IEG Holdings Corporation.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $26,000 to Custom Print Consulting, who is a shareholder of IEG Holdings Corporation, and related entities. All of the $26,000 was offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $26,000 to BW Equities Pty Ltd, who is a shareholder of IEG Holdings Corporation, and related entities. All of the $26,000 was offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $162,500 to Worldwide Holdings LLC, who is a shareholder of IEG Holdings Corporation, and related entities. $150,000 of the $162,500 consulting fees incurred was paid, with the remaining $12,500 offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $166,524 to MZHCI LLC, who is a shareholder of IEG Holdings Corporation, and related entities. $96,524 of the $166,524 consulting fees incurred was paid, with the remaining $70,000 offset as consideration for common stock subscriptions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Rose, Snyder & Jacobs LLP for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$105,250	$226,100
Audit-Related Fees	37,000	0
Tax Fees	14,000	11,675
All Other Fees	0	0
Total	$156,250	$237,775

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-7.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 8, 2015).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 18, 2015).

3.6	Articles of Amendment effective September 10, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on September 15, 2015).

3.7	Articles of Amendment effective December 1, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 4, 2015).

3.8	Articles of Amendment effective January 8, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 14, 2016).

3.9	Articles of Amendment effective March 22, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 28, 2016).

3.10	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.11	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.12	Articles of Amendment effective May 16, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 20, 2016).

3.13	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.14	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.15	Articles of Amendment effective December 5, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 5, 2016).

3.16	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.6	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

10.7+	Professional Consulting Contract, dated September 30, 2015 but effective as of January 1, 2015, by and between IEG Holdings Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 30, 2015).

10.8+	Professional Consulting Contract, dated September 30, 2014 but effective as of January 1, 2014, by and between Investment Evolution Global Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 30, 2015).

10.9	Professional Consulting Contract effective January 1, 2017 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on November 3, 2016).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the registrant’s registration statement on Form S-1/A (File No. 333- 209116) filed with the Commission on February 22, 2016).

23.1	Consent of Independent Registered Public Accounting Firm.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: March 8, 2017	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Mathieson	President, Chief Executive Officer, Chief Financial Officer, and Director	March 8, 2017
Paul Mathieson	(Principal Executive Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of IEG Holdings Corporation:

We have audited the accompanying consolidated balance sheets of IEG Holdings Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. IEG Holdings Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IEG Holdings Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 6, 2017

15821 VENTURA BOULEVARD, SUITE 490, ENCINO, CALIFORNIA 91436 PHONE: (818) 461 - 0600 ● FAX: (818) 461 - 0610

IEG HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

	December 31, 2016	December 31, 2015
ASSETS
ASSETS
Cash and cash equivalents	$322,441	$485,559
Loans receivable, net, note 2	6,374,908	7,124,702
Other receivables	84,851	76,262
Prepaid expenses	12,955	7,276
Property and equipment, net, note 3	19,322	28,511
Security deposits	7,470	35,839

TOTAL ASSETS	$6,821,947	$7,758,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$1,060	$96,441
Deferred rent	-	11,522

TOTAL LIABILITIES	1,060	107,963

COMMITMENTS AND CONTINGENCIES, note 9

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 1,160,000 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively, note 6	-	1,160
Common stock, $0.001 par value; 300,000,000 shares authorized,9,714,186 and 2,887,428 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively, note 6	2,233,182	2,165,405
Additional paid-in capital	29,698,025	26,025,071
Prepaid preferred share redemption	-	(160,000)
Accumulated deficit	(25,110,319)	(20,381,450)

TOTAL STOCKHOLDERS’ EQUITY	6,820,887	7,650,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,821,947	$7,758,149

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
REVENUES
Interest revenue	$2,086,976	$1,789,701
Other revenue	48,070	45,464

TOTAL REVENUES	2,135,046	1,835,165

OPERATING EXPENSES
Salaries and compensation	1,592,990	2,126,243
Other operating expenses	1,561,045	1,399,157
Consulting	1,154,465	1,013,690
Provision for credit losses	1,865,362	1,134,518
Advertising	373,350	950,905
Rent	178,678	244,621
Travel, meals and entertainment	141,686	129,351
Depreciation and amortization	8,618	14,124

TOTAL OPERATING EXPENSES	6,876,194	7,012,609

LOSS FROM OPERATIONS	(4,741,147)	(5,177,444)

OTHER INCOME (EXPENSE)
Interest expense	-	(527,921)
Miscellaneous income (expense)	12,278	7,167

TOTAL OTHER INCOME (EXPENSE)	12,278	(520,754)

NET LOSS	$(4,728,869)	$(5,698,198)

Dividends on preferred shares	(35,517)	(311,056)

Net loss attributable to common stockholders	(4,764,386)	(6,009,254)

Net loss attributable to common stock per share, basic and diluted	$(0.60)	$(2.52)

Weighted average number of common shares outstanding, basic and diluted	7,918,922	2,381,257

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Preferred Stock
	Common Stock *		Series A		Series F		Series G		Series H		Additional Paid-in	Prepaid Preferred Share	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Total
Balance, January 1, 2015	2,158,110	$2,158,111	1,000,000	$1,000	1,400,000	$1,400	-	$-	-	$-	$14,914,705	$-	$-	$(14,683,252)	$2,391,964

Issuance of shares at $10.00	432,608	4,326									4,321,760				4,326,086

Issuance of Preferred Shares	-	-	-	-	600,000	600	5,669,500	5,670	160,000	160	6,423,071			-	6,429,500

Issuance of shares at $50.00	13,437	134									671,756				671,890

Conversion of Preferred Shares to Common Shares	283,273	2,833	-	-	(2,000,000)	(2,000)	(5,509,500)	(5,510)	(160,000)	(160)	4,836	-		-	-

Prepaid Preferred Share Redemption												(160,000)			(160,000)

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(311,056)	-		-	(311,056)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,698,198)	(5,698,198)

Balance, December 31, 2015	2,887,428	$2,165,405	1,000,000	$1,000	-	$-	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$7,650,186

Prepaid Preferred Share Redemption							(160,000)	(160)			(159,840)	160,000			-

Issuance of shares at $50.00	370	4									18,496				18,500

Issuance of Preferred Shares	-	-	-	-					3,071,000	3,071	3,067,929		(2,825,000)	-	246,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)							(63,000)	-		-	-

Issuance of shares at $10.00	386,718	3,867									3,863,321				3,867,188

Buyback of shares	(14,750)	(148)									(208,952)				(209,099)

Issuance of shares for reverse split rounding	218	0									-				-

Issuance of shares for consulting fee offset	5,000	5									12,495				12,500

Conversion of Preferred Shares to Common Shares	49,200	49							(246,000)	(246)	197				-

Preferred Share Cancellation									(2,825,000)	(2,825)	(2,822,175)		2,825,000		-

Preferred Dividends	-	-	-	-	-	-	-	-	-	-	(35,517)	-		-	(35,517)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,728,869)	(4,728,869)

Balance, December 31, 2016	9,714,186	$2,233,182	-	$-	-	$-	-	$-	-	$-	29,698,025	$-	$-	$(25,110,319)	$6,820,887

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,728,869)	$(5,698,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,865,362	1,134,518
Depreciation and amortization	8,618	14,124
Amortization of loan costs	-	77,781
Loss on disposal of assets	571	12,582
Changes in assets - (increase) decrease:
Other receivables	(8,589)	(50,380)
Prepaid expenses	(5,679)	(7,276)
Deposits	28,369	3,490
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	74,118	452,285
Deferred rent	(11,522)	(16,906)
Deferred salary	-	118,412

NET CASH USED IN OPERATING ACTIVITIES	(2,777,621)	(3,959,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(3,120,000)	(5,381,851)
Loans receivable repaid	2,004,433	1,438,946
Advances to CEO	-	(95,003)
Purchase of property & equipment	-	(19,117)

NET CASH USED IN INVESTING ACTIVITIES	(1,115,567)	(4,057,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(35,517)	(220,974)
Proceeds from short-term loans	-	400,000
Payments on short-term loans	-	(400,000)
Repayment of senior debt	-	(2,230,000)
Prepaid preferred share redemption		(160,000)
Payments for buyback of common stock	(209,099)	-
Proceeds from issuance of preferred stock	246,000	6,100,000
Proceeds from issuance of common stock	3,728,686	4,579,414

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,730,070	8,068,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(163,118)	51,847

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	485,559	433,712

CASH AND CASH EQUIVALENTS, END OF YEAR	$322,441	$485,559

Supplemental disclosures:
Interest paid in cash	$-	$508,800
Income taxes paid in cash	$2,134	$-
Issuance of common stock in lieu of repayment of accrued compensation	$-	$261,608
Issuance of preferred stock in lieu of consulting fees	$-	$279,500
Advance officer offset against preferred dividends & accrued compensation	$-	$95,003
Issuance of common stock in lieu of consulting fees	$169,500	$156,954

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The principal business activity of the Company is providing unsecured $5,000 and $10,000 consumer loans over a five-year term through its subsidiaries Investment Evolution Corporation and IEC SPV, LLC. The loans are offered under the consumer brand “Mr. Amazing Loans”. The Company is headquartered in Las Vegas, Nevada and originates consumer loans in the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia via its online platform and distribution network. The Company is a licensed direct lender with state licenses and/or certificates of authority to lend in these 19 states and offers all loans within the prevailing statutory rates.

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

Liquidity

The principal conditions/events that raise substantial doubt of the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has increased its revenue resulting from an increased average loan balance in 2016 as compared to 2015, and management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations through March 2018, which has alleviated the substantial doubt. Management’s plans include a continued reduction of advertising costs to continue reducing loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 6 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. In addition, the CEO’s annual base consulting fee has been reduced to $1 per annum from January 1, 2017. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2018. However, the Company intends, over the next 12 months, to seek additional capital via unsecured notes and/or preference shares to expand operations and the Company. Subsequent to year-end, the Board of Directors approved a stock repurchase program. Management has no intention to repurchase shares unless additional capital has been secured.

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

DECEMBER 31, 2016 AND 2015

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2016, 83 loans with a total balance of $367,098 were delinquent or in default. At December 31, 2015, 80 loans with a total balance of $389,431 were delinquent or in default.

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

DECEMBER 31, 2016 AND 2015

Operating Lease

The Company’s office lease in Las Vegas expires (unless renewed) on September 30, 2017.

Income Taxes

We account for income taxes using the liability method in accordance with the Financial Accounting Standards Board (“FASB“) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $373,350 and $950,905 at December 31, 2016 and 2015, respectively.

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the 1-for-100 reverse split that occurred on June 17, 2015 and for the net 1-for-10 reverse split that occurred on October 27, 2016.

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

At December 31, 2016 and 2015, the only financial instruments that are subject to these classifications are cash and cash equivalents, which are considered Level I assets.

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes have no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Adoption of these changes have no material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.	LOANS RECEIVABLE

Loans receivable consisted of the following at December 31:

	2016	2015
Loans receivable	$7,587,349	$8,110,077
Allowance for credit losses	(1,212,441)	(985,375)
Loans receivable, net	$6,374,908	$7,124,702

A reconciliation of the allowance for credit losses consist of the following at December 31:

	2016	2015
Beginning balance	$985,375	$596,963
Provision for credit losses	1,865,362	1,134,518
Loans charged off	(1,638,296)	(746,106)
Ending balance	$1,212,441	$985,375
Basis of Assessment:
Individually	$-	$-
Collectively	$1,212,441	$985,375

The following is an age analysis of past due receivables as of December 31, 2016 and 2015:

	30-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Not Accruing
2016	$257,299	$163,590	$367,098	$787,987	$6,799,362	$7,587,349	$367,098
2015	$157,316	$153,623	$389,431	$700,370	$7,409,707	$8,110,077	$389,431

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of December 31, 2016 and 2015 by credit quality indicator:

Credit Score	2016	2015
550-575	$16,264	$-
576-600	183,701	149,056
601-650	3,332,371	3,397,512
651-700	2,946,944	3,230,308
701-750	874,408	1,097,225
751-800	166,811	185,840
801-850	46,368	50,136
851-900	20,482	-
	$7,587,349	$8,110,077

3.	PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consists of the following:

	2016	2015
Computer equipment	$99,556	$111,196
Furniture and fixtures	21,303	21,303
Leasehold improvements	7,112	35,897
	127,971	168,396

Less accumulated depreciation and amortization	108,649	139,885

Total	$19,322	$28,511

Depreciation of property and equipment amounted to $8,618 and $14,124 during the years ended December 31, 2016 and 2015, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

4.	SENIOR DEBT

On August 21, 2015, we, through certain of our wholly owned subsidiaries, paid an aggregate of $1,676,954, representing all principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the year ended December 31, 2016 and 2015 were $57,094 and $107,340, respectively. All loans receivable of the Company were pledged as collateral at December 31, 2016 for the fulfillment of the Net Profit calculation. As of December 31, 2016, $57,094 has been paid.

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

The effective interest rate on these loans was 81.1% for the year ended December 31, 2015.

6.     STOCKHOLDERS’ EQUITY

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

On March 22, 2016, the Company issued an aggregate of 3,071,000 shares of the Company’s Series H preferred stock to a total of 12 existing stockholders, nine of whom resided in Australia and three of whom resided in the United Kingdom, in exchange for the receipt of $1.00 per share, representing an aggregate purchase price of $3,071,000. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. In connection with this, the Company had a subscription receivable for $2,825,000.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversion, no shares of Series A preferred stock were outstanding.

On April 1, 2016, the Company effected a 1-for-100 reverse stock split of its outstanding shares of the common stock. Stockholders whose shares were converted into less than one share in the reverse stock split received cash payments equal to the fair value of those fractional interests. As a result, the Company repurchased a total of 1,793 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $130,769. Immediately after the reverse stock split, on April 1, 2016, the Company effected a 100-for-1 forward stock split and reduced the number of authorized shares of common stock from 3,000,000,000 to 200,000,000. The Company effected the reverse stock split followed immediately by the forward stock split in order to eliminate the administrative burden and costs associated with small stockholder accounts, and to provide stockholders with fewer than 100 shares of common stock with a cost-effective way to cash out their investments.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Reverse Split and Forward Split were effective on October 27, 2016 when they were approved by FINRA, as required. As a result, the Company repurchased a total of 129,571 shares of common stock from those stockholders whose shares of stock were converted into less than one share, for an aggregate purchase price of $78,330. Any fractional shares held after the Forward Split were rounded up to the next whole share. As a result of the rounding up of fractional shares, the Company issued an additional 218 shares on October 27, 2016. The Company’s 2015 Financial Statements have been retroactively restated to reflect this net 1-for-10 reverse split. The Company effected the reverse stock split followed immediately by the forward stock split in order to eliminate the administrative burden and costs associated with small stockholder accounts, and to provide stockholders with fewer than 1,000 shares of common stock with a cost-effective way to cash out their investments.

On December 5, 2016, the Company increased its authorized shares of common stock from 40,000,000 to 300,000,000.

On December 31, 2016, the Company issued an aggregate of 5,000 shares of the Company’s common stock to Worldwide Holdings, LLC for investor relations consulting services. The securities issuance was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

On December 31, 2016, pursuant to the terms of the Company’s Series H preferred stock, holders of an aggregate of 246,000 Series H preferred shares exercised their rights to convert their Series H preferred shares into 49,200 shares of the Company’s common stock. Also on December 31, 2016, following such conversions, the Company exercised its right to redeem all of the unconverted outstanding shares of Series H preferred stock and cancelled the 2,825,000 shares of Series H preferred stock for an aggregate amount of $2,825,000 which were subscribed to during 2016, but remained unpaid for. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuance involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance. Following the conversion, no shares of Series H preferred stock were outstanding. Following the redemption of the unconverted shares of Series H preferred stock, no shares of Series H preferred stock were outstanding.

Series H Preferred Stock

During the year ended December 31, 2016 and year ended December 31, 2015, the Company issued 3,071,000 and 160,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. As at December 31, 2016 there is no outstanding Series H preferred stock on issue.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

As of December 31, 2016, the Company has a net loss carryforward of approximately $21 million that may potentially be used to offset future Federal taxable income. This net loss carryforward will expire through 2036. In the event of statutory ownership changes, the amount of net operating loss carryforward that may be utilized in future years is subject to significant limitations.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2016 and 2015. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia. All of the Company’s tax filings are still subject to examination. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

The components of the income tax provision for fiscal year 2016 and 2015 were as follows:

	2016	2015
Current
Federal	$0	$0
State	0	0
	0	0
Deferred
Federal	0	0
State	0	0
	0	0

Total	$0	$0

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for fiscal year 2016 and 2015:

	2016	2015
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Non-deductible expenses	5.7	2.2
Change in Valuation allowance	28.3	31.8
Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities for income taxes for the fiscal years ended December 31, 2016 and 2015 are as follows:

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

	2016	2015
Deferred tax assets
Provision for credit losses	$412,000	$335,000
Deferred rent		4,000
Intangible assets	391,000	425,000
Net Operating loss carryforwards	7,400,000	5,650,000
Total deferred tax assets	8,203,000	6,414,000
Less: Valuation allowance	(8,203,000)	(6,414,000)
Net deferred tax assets	$0	$0

8.	CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At December 31, 2016 the company had cash and cash equivalents exceeding insured limits by $85,596.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company renewed its operating facility lease effective October 1, 2016 under a non-cancelable operating lease that expires on 30 September 2017. Monthly rental payments under this lease are $4,693 plus a proportionate share of operating expenses. The Company previously had leases for operating facilities in Florida, Illinois and Arizona all of which terminated during 2016. Total rent expense for the year ended December 31, 2016 and 2015 was $178,678 and $244,621, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company had a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $1,000,000 and health insurance for the year ended December 31, 2016. The Company was obligated to pay its CEO $1,000,000 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2016. There was no bonus approved or paid for the year ended December 31, 2016.

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

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

10.	RELATED PARTY TRANSACTIONS

Chief Executive Officer

Compensation to our Chief Executive Officer under the 2015 Consulting Contract totaled $1,000,000 for the year ended December 31, 2016. Compensation to our Chief Executive Officer under the 2015 Consulting Contract totaled $1,300,000 for the year ended December 31, 2015, of which, $220,079 was offset against common stock subscription.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $243,000 for the year ended December 31, 2016. Compensation to our Chief Operating Officer totaled $250,000 for the year ended December 31, 2015, of which, $20,000 was offset against common stock subscription.

VP Corporate Finance

Compensation to our VP Corporate Finance totaled $121,721 for the year ended December 31, 2015, of which $14,029 was offset against common stock subscription.

Consulting Fees

During the years ended December 31, 2016 and December 31, 2015, the Company incurred director fees totaling $0 and $27,500, respectively, to Gilmour & Company Pty Ltd., which is owned by Ian Gilmour, a former director of IEG Holdings Corporation.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred director fees totaling $29,800 and $27,500, respectively, to Matthew Banks, who is a former director of IEG Holdings Corporation. $20,000 of the $27,500 consulting fees incurred in year ended December 31, 2015 was paid, with the remaining $7,500 offset as consideration for common stock subscriptions by Ian Banks (Matthew Banks’ father).

During the years ended December 31, 2016 and December 31, 2015, the Company incurred director fees totaling $29,800 and $27,500, respectively to R & H Nominees Pty Ltd which is owned by Harold Hansen, who is a former director of IEG Holdings Corporation.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred director fees totaling $0 and $4,500 to Comms Watch Pty Ltd, which is owned by Damien Mathieson, a former director and the brother of our Chief Executive Officer.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred consulting fees totaling $40,000 and $318,857, respectively, to Clem Tacca, who is a shareholder of IEG Holdings Corporation, and related entities.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred consulting fees totaling $82,886 and $66,098, respectively, to Ascendant SC Pty Ltd, which is a shareholder of IEG Holdings Corporation. $35,000 of the consulting fees incurred in 2016 were offset as consideration for Common Stock on May 2, 2016. $25,000 of the consulting fees incurred were offset as consideration for Series G Preferred Stock on June 19, 2015 and $10,000 of the consulting fees incurred were offset as consideration for common stock subscriptions at December 31, 2015.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred consulting fees totaling $120,404 and $419,204, respectively, to Frank Wilkie, who is a shareholder of IEG Holdings Corporation, and related entities. $70,250 of the $419,204 consulting fees incurred in the year ended December 31, 2015 was paid, with $224,500 offset as consideration for Series G Preferred Stock on June 19, 2015 and $124,454 offset as consideration for common stock subscriptions.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred consulting fees totaling $50,700 and $75,000, respectively, to Judith Willoughby, who is a shareholder of IEG Holdings Corporation, and related entities. $55,000 of the $75,000 consulting fees incurred in the year ended December 31, 2015 was paid, with the remaining $20,000 offset as consideration for common stock subscriptions.

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

During the year ended December 31, 2016, the Company incurred consulting fees totaling $26,000 to Custom Print Consulting, who is a shareholder of IEG Holdings Corporation, and related entities. All of the $26,000 was offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $26,000 to BW Equities Pty Ltd, who is a shareholder of IEG Holdings Corporation, and related entities. All of the $26,000 was offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $162,500 to Worldwide Holdings LLC, who is a shareholder of IEG Holdings Corporation, and related entities. $150,000 of the $162,500 consulting fees incurred was paid, with the remaining $12,500 offset as consideration for common stock subscriptions.

During the year ended December 31, 2016, the Company incurred consulting fees totaling $166,524 to MZHCI LLC, who is a shareholder of IEG Holdings Corporation, and related entities. $96,524 of the $166,524 consulting fees incurred was paid, with the remaining $70,000 offset as consideration for common stock subscriptions.

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

On September 10, 2015, the Company filed articles of amendment to its amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced August 3, 2015 and removing references to conversion on June 30, 2015 for Series F and Series G preferred stock:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 0.4 to 0.8 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 3,333/100,000 (0.03333) to 6,666/100,000 (0.06666) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 2,000/100,000 (0.02000) to 4,000/100,000 (0.04000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 1,333/100,000 (0.01333) to 2,666/100,000 (0.02666) shares of common stock for each Series H preferred stock.

On December 1, 2015, the Company filed articles of amendment to its amended and restated articles of incorporation, as amended, with the Secretary of State of Florida. The articles of amendment had the effect of adjusting the conversion ratios of the Series A, Series F, Series G and Series H preferred stock to account for the Company’s offering to existing stockholders of the Corporation commenced December 1, 2015:

(i)	Adjusting the conversion ratio of the Series A preferred stock from 0.8 to 1.6 shares of common stock for each Series A preferred stock;

(ii)	Adjusting the conversion ratio of the Series F preferred stock from 6,666/100,000 (0.06666) to 13,332/100,000 (0.13332) shares of common stock for each Series F preferred stock;

(iii)	Adjusting the conversion ratio of the Series G preferred stock from 4,000/100,000 (0.04000) to 8,000/100,000 (0.08000) shares of common stock for each Series G preferred stock; and

(iv)	Adjusting the conversion ratio of the Series H preferred stock from 2,666/100,000 (0.02666) to 5,332/100,000 (0.05332) shares of common stock for each Series H preferred stock.

12.	SUBSEQUENT EVENTS

On January 5, 2017, we commenced a tender offer to purchase up to all outstanding shares of common stock of OneMain Holdings Inc., a NYSE-listed company; provided, however, that we are willing to accept any number of shares of OneMain common stock, even if such shares, in the aggregate, constitute less than a majority of OneMain’s outstanding common stock (the “OneMain Tender Offer”). The OneMain Tender Offer was scheduled to expire at 12:00 a.m., Eastern time, on February 6, 2017, unless extended. On February 7, 2017, we extended the OneMain Tender Offer such that it will expire at 5:00 p.m., Eastern time, on Monday, March 27, 2017, unless it is extended or earlier terminated. Complete terms and conditions of the OneMain Tender Offer are set forth in the Tender Offer Statement on Schedule TO and in the registration statement on Form S-4, each of which we originally filed with the SEC on January 5, 2017, and each of which as may be amended. This description and other information in this annual report on Form 10-K regarding the OneMain Tender Offer is included in this annual report on Form 10-K solely for informational purposes. Nothing in this annual report on Form 10-K should be construed as an offer to sell, nor the solicitation of an offer to buy, any shares in connection with the OneMain Tender Offer.

