Form 10-Q
period 2017-03-31
IEG Holdings Corp
filed 2017-05-02
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 1, 2017, there were 9,714,186 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”), as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$446,632	$322,441
Loans receivable, net, note 2	5,808,029	6,374,908
Other receivables	72,909	84,851
Prepaid expenses	20,329	12,955
Property and equipment, net, note 3	17,749	19,322
Security deposits	7,470	7,470

TOTAL ASSETS	$6,373,118	$6,821,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$56,169	$1,060

TOTAL LIABILITIES	$56,169	$1,060

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively, note 5
Common stock, $0.001 par value; 300,000,000 shares authorized, 9,714,186 and 9,714,186 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively, note 5	2,233,182	2,233,182
Additional paid-in capital	29,698,025	29,698,025
Accumulated deficit	(25,614,258)	(25,110,319)

TOTAL STOCKHOLDERS' EQUITY	6,316,949	6,820,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,373,118	$6,821,947

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	March 31, 2017	March 31, 2016
REVENUES
Interest revenue	$450,729	$512,792
Other revenue	16,654	12,180

TOTAL REVENUES	467,383	524,972

OPERATING EXPENSES
Salaries and compensation	120,278	403,006
Other operating expenses	115,204	181,857
Provision for credit losses	224,488	387,519
Advertising	880	47,824
Rent	10,857	54,687
Public company and corporate finance expenses	498,191	409,919
Depreciation and amortization	1,573	1,916

TOTAL OPERATING EXPENSES	971,471	1,486,728

LOSS FROM OPERATIONS	(504,088)	(961,756)

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	149	5,077

TOTAL OTHER INCOME (EXPENSE)	149	5,077

NET LOSS	$(503,939)	$(956,679)

Dividends on preferred shares	-	(29,939)

Net loss attributable to common stockholders	(503,939)	(986,618)

Net loss attributable to common stock per share, basic and diluted	$(0.05)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	9,714,186	2,958,044

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 1, 2016 THROUGH MARCH 31, 2017

			Preferred Stock		Preferred Stock		Preferred Stock		Additional	Prepaid Preferred
	Common Stock		Series A		Series G		Series H		Paid-in	Share	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Total

Balance, January 1, 2016	2,887,428	$2,165,405	1,000,000	$1,000	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$7,650,186

Prepaid Preferred Share Redemption					(160,000)	(160)			(159,840)	160,000			-

Issuance of shares at $50.00	370	4							18,496				18,500

Issuance of Preferred Shares	-	-	-	-			3,071,000	3,071	3,067,929		(2,825,000)	-	246,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)					(63,000)	-		-	-

Issuance of shares at $10.00	386,718	3,867							3,863,321				3,867,188

Buyback of shares	(14,750)	(148)							(208,952)				(209,099)

Issuance of shares for reverse split rounding	218	0							-				-

Issuance of shares for consulting fee offset	5,000	5							12,495				12,500

Conversion of Preferred Shares to Common Shares	49,200	49					(246,000)	(246)	197				-

Preferred Share Cancellation							(2,825,000)	(2,825)	(2,822,175)		2,825,000		-

Preferred Dividends	-	-	-	-	-	-	-	-	(35,517)	-		-	(35,517)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,728,869)	(4,728,869)

Balance, December 31, 2016	9,714,186	$2,233,182	-	$-	-	$-	-	$-	$29,698,025	$-	$-	$(25,110,319)	$6,820,887

Net loss	-	-	-	-	-	-	-	-	-	-	-	(503,939)	(503,939)

Balance, March 31, 2017	9,714,186	$2,233,182	-	$-	-	$-	-	$-	$29,698,025	$-	$-	$(25,614,258)	$6,316,949

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,939)	$(956,679)
Adjustments to reconcile net loss to net cash used in operating activities: Provision for credit losses	224,488	387,519
Depreciation and amortization	1,573	1,916
Changes in assets - (increase) decrease:
Other receivables	11,942	16,281
Prepaid expenses	(7,374)	(19,601)
Deposits	-	-
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	55,110	(23,840)
Deferred rent	-	(4,119)

NET CASH USED IN OPERATING ACTIVITIES	(218,200)	(598,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(140,000)	(535,000)
Loans receivable repaid	482,391	541,083

NET CASH PROVIDED BY INVESTING ACTIVITIES	342,391	6,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(29,917)
Deposit on common shares to be issued	-	1,241,429
Proceeds from issuance of preferred stock	-	20,755
Proceeds from issuance of common stock	-	18,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,250,767

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,191	658,327

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	322,441	485,559

CASH AND CASH EQUIVALENTS, END OF YEAR	$446,632	$1,143,886

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended March 31, 2017 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

Liquidity

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has significantly reduced its core operating expenses. In addition, cash in bank increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through May 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations. Management has no intentions to repurchase a significant number of shares under the approved stock repurchase program unless additional capital has been secured.

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

MARCH 31, 2017

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2017, 103 loans with a total balance of $454,452 were delinquent or in default.

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

Impaired Loans

The Company assesses loans for impairment individually when a loan is 91 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectible due to consumer specific circumstances.

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

Operating Lease

The Company’s office lease in Las Vegas expires (unless renewed) on September 30, 2017.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Income Taxes

We account for income taxes using the liability method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $880 and $47,824 for the three months ended March 31, 2017 and 2016, respectively.

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the net 1-for-10 reverse split that occurred on October 27, 2016.

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

The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$446,632			$446,632
Loans receivable, net	$			5,808,029	$5,808,029

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$322,441			$322,441
Loans receivable, net	$			6,374,908	6,374,908

Loans receivable are carried net of the allowance for credit losses, which is estimated by applying historical loss rates of our portfolio and of other companies’ portfolios in the same industry with recent default trends to the gross loans receivable balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms. Therefore, the carrying value of the loans receivable approximates the fair value.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Loans receivable	$6,914,321	$7,587,349
Allowance for credit losses	$(1,106,292)	$(1,212,441)
Loans receivable, net	$5,808,029	$6,374,908

A reconciliation of the allowance for credit losses consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning balance, January 1	$1,212,441	$985,375
Provision for credit losses	$224,488	$1,865,362
Loans charged off	$(330,637)	$(1,638,296)
Ending balance	$1,106,292	$1,212,441
Basis of assessment:
Individually	$-	$-
Collectively	$1,106,292	$1,212,441

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

The following is an age analysis of past due receivables as of March 31, 2017 and December 31, 2016:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
March 31, 2017	$226,613	$203,299	$454,452	$884,364	$6,029,957	$6,914,321	$454,452
December 31, 2016	$257,299	$163,590	$367,098	$787,987	$6,799,362	$7,587,349	$367,098

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of March 31, 2017 and December 31, 2016 by credit quality indicator:

Credit Score	March 31, 2017	December 31, 2016
550-575	$15,723	$16,264
576-600	$162,252	$183,701
601-650	$3,056,346	$3,332,371
651-700	$2,650,663	$2,946,944
701-750	$808,437	$874,408
751-800	$156,590	$166,811
801-850	$48,924	$46,368
851-900	$15,386	$20,482
	$6,914,321	$7,587,349

3. PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	7,112	7,112
	$127,971	$127,971
Less accumulated depreciation and amortization	110,222	108,649
Total	$17,749	$19,322

Depreciation of property and equipment amounted to $1,573 and $1,916 during the three months ended March 31, 2017 and 2016, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

On August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the three months ended March 31, 2017 and 2016 were $18,577 and $7,988, respectively. All loans receivable of the Company were pledged as collateral at March 31, 2017 for the fulfillment of the Net Profit calculation.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

5. STOCKHOLDERS’ EQUITY

As of March 31, 2017, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At March 31, 2017, the Company had 9,714,186 shares of common stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

Series H Preferred Stock

During the three months ended March 31, 2017 and year ended December 31, 2016, the Company issued 0 and 3,071,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At March 31, 2017, no shares of Series H convertible preferred stock were outstanding.

6. CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia and consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At March 31, 2017, the Company had cash and cash equivalents exceeding insured limits by $196,115.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company renewed its operating facility lease effective October 1, 2016 under a non-cancelable operating lease that expires on 30 September 2017. Monthly rental payments under this lease are $4,693 plus a proportionate share of operating expenses. The Company previously had leases for operating facilities in Florida, Illinois and Arizona all of which terminated during 2016. Total rent expense for the three months ended March 31, 2017 and 2016 was $16,817 and $54,687 respectively. The Company is responsible for certain operating expenses in connection with these leases.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $0 and health insurance for the three months ended March 31, 2017. The Company is obligated to pay its CEO $1 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2017. There was no bonus approved or paid for the year ended December 31, 2016.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the three months ended March 31, 2017 and three months ended March 31, 2016 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $0 and $250,000 respectively. Preferred dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the three months ended March 31, 2016.

Chief Operating Officer

During the three months ended March 31, 2017 and three months ended March 31, 2016 the Company incurred compensation expense to our Chief Operating Officer of $53,077 and $53,077 respectively.

Consulting Fees

During the three months ended March 31, 2017 and three months ended March 31, 2016, the Company incurred director fees totaling $0 and $8,500, respectively, to Matthew Banks, a former director of the Company.

During the three months ended March 31, 2017 and three months ended March 31, 2016, the Company incurred director fees totaling $0 and $8,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, a former director of the Company.

During the three months ended March 31, 2017 and three months ended March 31, 2016, the Company incurred consulting fees totaling $0 and $250, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 19 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 and $10,000 online personal loans range from 19.9% to 29.9% APR and all are unsecured over a five-year term. We have a 6.5-year track record of origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio. We plan to expand our state coverage in 2017 by obtaining state lending licenses in an additional six states, increasing our coverage to 25 states.

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Recent Developments

On January 5, 2017, we commenced a tender offer to purchase up to all outstanding shares of common stock of OneMain Holdings Inc., a NYSE-listed company (“OneMain”); provided, however, that we were willing to accept any number of shares of OneMain common stock, even if such shares, in the aggregate, constitute less than a majority of OneMain’s outstanding common stock. The OneMain tender offer was scheduled to expire at 12:00 a.m., Eastern time, on February 6, 2017, unless extended. On February 7, 2017, we extended the OneMain tender offer such that it was to expire at 5:00 p.m., Eastern time, on March 27, 2017, unless extended or earlier terminated. On March 27, 2017, we extended the OneMain tender offer such that it will expire at 5:00 p.m., Eastern time, on Friday, May 5, 2017. In addition, we revised the offer such that we are offering to exchange 20 shares of our common stock for each share of OneMain’s common stock, up to an aggregate of 6,747,723 shares of OneMain common stock, representing approximately 4.99% of OneMain’s outstanding shares as of March 31, 2017, validly tendered and not properly withdrawn in the offer. Complete terms and conditions of the OneMain tender offer are set forth in the Tender Offer Statement on Schedule TO and in the registration statement on Form S-4, each of which we originally filed with the SEC on January 5, 2017, and each of which as may be amended. This description and other information in this quarterly report on Form 10-Q regarding the OneMain tender offer is included in this quarterly report on Form 10-Q solely for informational purposes. Nothing in this quarterly report on Form 10-Q should be construed as an offer to sell, nor the solicitation of an offer to buy, any shares in connection with the OneMain tender offer.

In January 2017, our Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of our common stock for the following reasons:

●	The stock repurchase program permits the Company to purchase shares of its common stock from time to time at prices that are below what the Board believes to be the true value of the shares.

●	The Company’s common stock is trading at close to record low prices.

●	The stock repurchase program reflects the commitment of our Board of Directors to enhance stockholder value and its confidence in our long-term growth prospects.

●	The Board believes the stock repurchase program is a strategic investment and an appropriate use of corporate funds.

●	Any repurchases will only be effected to the extent that they do not impair the Company’s capital or the Company’s ability to pay its debts.

●	The Company has available liquidity from existing customer loan repayments to be able to both reinvest in new customer loans and also to strategically invest back into our company via stock repurchases.

●	The stock repurchase program will assist in improving stock liquidity and ensuring a more orderly and less volatile market for a relatively small outlay of cash.

●	No purchases are required and the $2,000,000 cap on the stock repurchase program is relatively low.

●	Management has no intention to repurchase a significant number of shares unless additional capital has been secured.

Purchases under the program are authorized through December 31, 2017. No shares will be repurchased under the program until the OneMain tender offer has closed or has been terminated.

In December 2016, we launched a private offering of up to $10 million aggregate principal amount of our 12% senior unsecured notes due December 31, 2026 (the “Notes”), on a self-underwritten basis. The Notes offering was terminated in May 2017. No Notes were sold in the offering.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Interest Revenue

For the three months ended March 31, 2017, interest revenue decreased to $450,729, compared to $512,792 for the three months ended March 31, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period.

Other Revenue

For the three months ended March 31, 2017, other revenue increased to $16,654, compared to $12,180 for the three months ended March 31, 2016. Other revenue consisted of declined lead revenue and loss recovery. The increase was attributable to an increase in loss recovery.

Salaries and Compensation Expenses

For the three months ended March 31, 2017, salaries and compensation expenses decreased to $120,278, compared to $403,006 for the three months ended March 31, 2016. The decrease was primarily attributable to the decrease in the CEO’s annual base salary to $1 effective January 1, 2017.

Other Operating Expenses

For the three months ended March 31, 2017, other operating expenses decreased to $115,204, compared to $181,857 for the three months ended March 31, 2016. The decrease was attributable to the lower underwriting costs and client service costs due to reduced new loan volume in the current period.

Provision for Credit Losses

For the three months ended March 31, 2017, the provision for credit losses expense decreased to $224,488, compared to $387,519 for the three months ended March 31, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the decrease in our loan portfolio as of March 31, 2017.

Advertising

For the three months ended March 31, 2017, advertising expenses decreased to $880, compared to $47,824 for the three months ended March 31, 2016. The decrease was attributable to the reduction in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period.

Rent Expense

For the three months ended March 31, 2017, rent expense decreased to $16,817, compared to $54,687 for the three months ended March 31, 2016. The decrease was due to termination of Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the three months ended March 31, 2017, public company and corporate finance expenses increased to $498,191, compared to $409,919 for the three months ended March 31, 2016. The increase was due to the significant one-off costs incurred related to the OneMain tender offer net of the decrease in investor/financing costs incurred resulting from no capital raises in Q1 2017 in the three months ended March 31, 2017.

Depreciation and Amortization

For the three months ended March 31, 2017, depreciation and amortization marginally decreased to $1,573, compared to $1,916 for the three months ended March 31, 2016. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $446,632 as of March 31, 2017, compared to $322,441 as of December 31, 2016. The increase was due to less net cash used in operating activities due to operational cost cuts and higher net cash provided by investing activities due to less loans receivable originated.

Loans Receivable

We had net loan receivables of $5,808,029 as of March 31, 2017, as compared to $6,374,908 as of December 31, 2016. The decrease was due to lower loan originations in the current period versus repayment of loan principal by customers.

Other Receivables

We had other receivables of $72,909 as of March 31, 2017, as compared to $84,851 as of December 31, 2016. Other receivables was comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at March 31, 2017. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $17,749 as of March 31, 2017 as compared to $19,322 as of December 31, 2016. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $56,169 as of March 31, 2017, compared to $1,060 as of December 31, 2016. The increase was due to management’s decision to delay payment of a number of March expenses in full in the current period so accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2017 and the twelve months ended December 31, 2016, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue are expected to exceed budgeted cash operating expenses for the next 12 months. To expand operations we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $218,200 during the three months ended March 31, 2017, compared to $598,523 during the three months ended March 31, 2016, and this decrease is due to a substantial reduction in net losses due to significant operational cost cuts. The Company incurred $370,289 of costs during the three months ended March 31, 2017 in connection with the OneMain tender offer.

We were provided with net cash from investing activities of $342,391 during the three months ended March 31, 2017, compared to $6,083 during the three months ended March 31, 2016. The increase in cash provided by investing activities is primarily due to a decrease in loans receivable originated.

We were provided $0 of net cash from financing activities during the three months ended March 31, 2017, compared to $1,250,767 during the same period in 2016. The decrease was attributable to the absence of any debt or equity capital raising proceeds compared to significant deposits for a common stock capital raising received in the corresponding period in 2016.

At March 31, 2017, we had cash on hand of $446,632, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has significantly reduced its core operating expenses. In addition, cash in bank increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through May 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations. Management has no intentions to repurchase a significant number of shares under the approved stock repurchase program unless additional capital has been secured.

On August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, LLC, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the three months ended March 31, 2017 and 2016 were $18,577 and $7,988, respectively. All loans receivable of the Company were pledged as collateral at March 31, 2017 for the fulfillment of the Net Profit calculation.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has significantly reduced its core operating expenses. In addition, cash in bank increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through May 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations. Management has no intentions to repurchase a significant number of shares under the approved stock repurchase program unless additional capital has been secured.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2017, 103 loans with a total balance of $454,452 were delinquent or in default.

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

Impaired Loans

The Company assesses loans for impairment individually when a loan is 91 days past due. The Company defines impaired loans as bankrupt accounts and accounts that are 184 days or more past due. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the remaining balance is charged-off. Loans can also be charged off when deemed uncollectible due to consumer specific circumstances.

The Company does not accrue interest on impaired loans and any recoveries of impaired loans are recorded to the allowance for credit losses. Changes in the allowance for credit losses are recorded as operating expenses in the accompanying statement of operations.

Income Taxes

We account for income taxes using the liability method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets.

Earnings and Loss per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per shares. Basic earnings (loss) per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, if any, had been issued and if the additional common shares were dilutive. Basic and diluted loss per share has been adjusted retroactively for the net 1-for-10 reverse split that occurred on October 27, 2016.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions. Loans receivable are carried net of the allowance for credit losses and approximate their fair value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IEG HOLDINGS CORPORATION

Date: May 2, 2017	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

