Form 10-Q
period 2017-06-30
IEG Holdings Corp
filed 2017-08-01
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 12,754,066 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$3,743,268	$322,441
Loans receivable, net, note 2	5,055,063	6,374,908
Other receivables	60,480	84,851
Prepaid expenses	2,457	12,955
Property and equipment, net, note 3	16,278	19,322
Security deposits	7,470	7,470

TOTAL ASSETS	$8,885,016	$6,821,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Common stock dividends payable	$48,571	$-
Accounts payable and accrued expenses	66,431	1,060

TOTAL LIABILITIES	$115,002	$1,060

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively, note 5	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 12,754,066 and 9,714,186 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively, note 5	2,236,222	2,233,182
Additional paid-in capital	33,200,034	29,698,025
Accumulated deficit	(26,666,241)	(25,110,319)

TOTAL STOCKHOLDERS’ EQUITY	8,770,014	6,820,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,885,016	$6,821,947

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Interest revenue	$400,986	$526,380	$851,715	$1,039,172
Other revenue	12,955	18,976	29,609	31,156

TOTAL REVENUES	413,941	545,356	881,324	1,070,328

OPERATING EXPENSES
Salaries and compensation	118,925	406,323	239,203	809,329
Other operating expenses	79,362	206,610	194,566	388,137
Provision for credit losses	394,836	354,918	619,324	742,437
Advertising	2,580	173,485	3,460	221,309
Rent	18,032	52,778	28,889	107,465
Public company and corporate finance expenses	697,344	600,530	1,195,535	1,010,779
Depreciation and amortization	1,471	1,917	3,044	3,833

TOTAL OPERATING EXPENSES	1,312,550	1,796,561	2,284,021	3,283,289

LOSS FROM OPERATIONS	(898,609)	(1,251,205)	(1,402,697)	(2,212,961)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(153,514)	-	(153,514)	-
Miscellaneous income (expense)	140	6,673	289	11,750

TOTAL OTHER INCOME (EXPENSE)	(153,374)	6,673	(153,225)	11,750

NET LOSS	$(1,051,983)	$(1,244,532)	$(1,555,922)	$(2,201,211)

Dividends on preferred shares	-	(1,421)	-	(31,360)

Net loss attributable to common stockholders	(1,051,983)	(1,245,953)	(1,555,922)	(2,232,571)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	(153,514)	-	(153,514)	-
Less: Reclassified adjustment for losses included in net loss	153,514	-	153,514	-
Comprehensive loss attributable to common stockholders	(1,051,983)	(1,245,953)	(1,555,922)	(2,232,571)

Net loss attributable to common stock per share, basic and diluted	$(0.10)	$(0.13)	$(0.16)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	10,248,670	9,443,236	9,982,905	6,201,981

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2016 THROUGH JUNE 30, 2017

			Preferred Stock		Preferred Stock		Preferred Stock		Additional	Prepaid Preferred			Accumulated Other
	Common Stock		Series A		Series G		Series H		Paid-in	Share	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Income	Total

Balance, January 1, 2016	2,887,428	$2,165,405	1,000,000	$1,000	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$-	$7,650,186

Prepaid Preferred Share Redemption					(160,000)	(160)			(159,840)	160,000				-

Issuance of shares at $50.00	370	4							18,496					18,500

Issuance of Preferred Shares	-	-	-	-			3,071,000	3,071	3,067,929		(2,825,000)	-		246,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)					(63,000)	-		-		-

Issuance of shares at $10.00	386,718	3,867							3,863,321					3,867,188

Buyback of shares	(14,750)	(148)							(208,952)					(209,099)

Issuance of shares for reverse split rounding	218	0							-					-

Issuance of shares for consulting fee offset	5,000	5							12,495					12,500

Conversion of Preferred Shares to Common Shares	49,200	49					(246,000)	(246)	197					-

Preferred Share Cancellation							(2,825,000)	(2,825)	(2,822,175)		2,825,000			-

Preferred Dividends	-	-	-	-	-	-	-	-	(35,517)	-		-		(35,517)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,728,869)		(4,728,869)

Balance, December 31, 2016	9,714,186	$2,233,182	-	$-	-	$-	-	$-	$29,698,025	$-	$-	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040							3,550,580					3,553,620

Unrealized loss on marketable securities													(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss													153,514	153,514

Common Stock Dividends									(48,571)					(48,571)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,555,922)		(1,555,922)

Balance, June 30, 2017	12,754,066	$2,236,222	-	$-	-	$-	-	$-	$33,200,034	$-	$-	$(26,666,241)	$-	$8,770,014

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,555,922)	$(2,201,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	619,324	742,437
Depreciation and amortization	3,044	3,833
Loss on marketable securities sold	153,514	-
Changes in assets - (increase) decrease:
Other receivables	24,371	(8,355)
Prepaid expenses	10,498	5,341
Deposits	-	4,875
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	65,372	167,916
Deferred rent	-	(8,239)

NET CASH USED IN OPERATING ACTIVITIES	(679,799)	(1,293,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	3,400,106	-
Loans receivable originated	(285,000)	(2,320,000)
Loans receivable repaid	985,520	1,000,888

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,100,626	(1,319,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(29,917)
Payments for buyback of common stock	-	(130,769)
Proceeds from issuance of preferred stock	-	90,550
Proceeds from issuance of common stock	-	2,371,172

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,301,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,420,827	(311,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	322,441	485,559

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,743,268	$174,080

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Issuance of common stock for tender offer	$3,553,620	$-
Issuance of common stock in lieu of consulting fees	$-	$107,000

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended June 30, 2017 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured online consumer loans under the brand name “Mr. Amazing Loans” via the Company’s website and online application portal at www.mramazingloans.com. The Company started its business and opened its first office in Las Vegas, Nevada in 2010. The Company currently offers $5,000 and $10,000 unsecured consumer loans that mature in five years. The Company is a direct lender with state licenses and/or certificates of authority in, and originating direct consumer loans in, 20 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin. The Company provides loans to residents of these states through its online application portal, with all loans originated, processed and serviced out of its centralized Las Vegas head office, which eliminates the need for physical offices in all of these states.

Basis of Accounting

These consolidated financial statements include the operations of IEG Holdings Corporation and its wholly-owned subsidiaries, Investment Evolution Corporation (“IEC”) and IEC SPV, LLC (“IEC SPV” and collectively with IEG Holdings Corporation and IEC, the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

The Company’s accounting and reporting policies are in accordance with U.S. GAAP and conform to general practices within the consumer finance industry.

The consolidated financial statements have been prepared in conformity with GAAP. The accompanying consolidated financial statements do not include any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

Liquidity

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has reduced its core operating expenses. In addition, cash in bank significantly increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through August 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2017, 74 loans, with a total balance of $335,563 were delinquent or in default.

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

Operating Lease

The Company’s office lease for 6160 West Tropicana Avenue, Las Vegas, NV expires (and will not be renewed) on September 30, 2017.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $3,460 and $221,309 for the six months ended June 30, 2017 and 2016, respectively. Advertising costs amounted to $2,580 and $173,485 for the three months ended June 30, 2017 and 2016, respectively.

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

Fair Value of Financial Instruments

The Company has adopted guidance issued by the FASB that defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$3,743,268			$3,743,268
Loans receivable, net	$			5,055,063	$5,055,063

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$322,441			$322,441
Loans receivable, net	$			6,374,908	$6,374,908

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

JUNE 30, 2017

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Marketable Securities

On June 16, 2017, we closed our tender offer to purchase shares of common stock of OneMain Holdings, Inc. (“OneMain”), with 151,994 OneMain shares of common stock acquired (the cost of which was valued at an aggregate of $3.55 million based on the closing price of shares of OneMain common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of our common stock. The security was classified as available-for-sale and had an unrealized loss of $153,514 prior to the sale. On June 22, 2017, we sold 100% of the 151,994 shares of OneMain common stock for $3.4 million in cash. At June 30, 2017 the marketable securities balance was $0.

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the quarter ended June 30, 2017.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized gains (losses) on securities classified as available for sale that are recorded as an element of shareholder’s equity but are excluded from net income.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes have no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Adoption of these changes have no material impact on the consolidated financial statements.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Loans receivable	$6,017,932	$7,587,349
Allowance for credit losses	$(962,869)	$(1,212,441)
Loans receivable, net	$5,055,063	$6,374,908

A reconciliation of the allowance for credit losses consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning balance, January 1	$1,212,441	$985,375
Provision for credit losses	$619,324	$1,865,362
Loans charged off	$(868,896)	$(1,638,296)
Ending balance	$962,869	$1,212,441
Basis of assessment:
Individually	$-	$-
Collectively	$962,869	$1,212,441

The following is an age analysis of past due receivables as of June 30, 2017 and December 31, 2016:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
June 30, 2017	$191,151	$121,734	$335,563	$648,448	$5,369,484	$6,017,932	$335,563
December 31, 2016	$257,299	$163,590	$367,098	$787,987	$6,799,362	$7,587,349	$367,098

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of June 30, 2017 and December 31, 2016 by credit quality indicator:

Credit Score	June 30, 2017	December 31, 2016
550-575	$15,142	$16,264
576-600	$128,985	$183,701
601-650	$2,641,735	$3,332,371
651-700	$2,284,804	$2,946,944
701-750	$738,730	$874,408
751-800	$151,864	$166,811
801-850	$42,081	$46,368
851-900	$14,591	$20,482
	$6,017,932	$7,587,349

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

3. PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	7,112	7,112
	$127,971	$127,971
Less accumulated depreciation and amortization	111,693	108,649
Total	$16,278	$19,322

Depreciation of property and equipment amounted to $3,044 and $3,833 during the six months ended June 30, 2017 and 2016, respectively. Depreciation of property and equipment amounted to $1,471 and $1,917 during the three months ended June 30, 2017 and 2016, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

On August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG Investment Holdings, LLC (“BFG”), and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the six months ended June 30, 2017 and 2016 were $0 and $58,885, respectively. All loans receivable of the Company were pledged as collateral at June 30, 2017 for the fulfillment of the Net Profit calculation.

5. STOCKHOLDERS’ EQUITY

On June 16, 2017, we closed our tender offer to purchase shares of common stock of OneMain Holdings, Inc. (“OneMain”), with 151,994 OneMain shares of common stock acquired (valued at an aggregate of $3.55 million based on the closing price of shares of OneMain common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of our common stock.

As of June 30, 2017, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At June 30, 2017, the Company had 12,754,066 shares of common stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

Common Stock Dividends

Historically, we have not paid any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend is payable on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. We expect to pay ongoing dividends. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

Series H Preferred Stock

During the six months ended June 30, 2017 and year ended December 31, 2016, the Company issued 0 and 3,071,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At June 30, 2017, no shares of Series H convertible preferred stock were outstanding.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which no shares are outstanding as of June 30, 2017. There are no sinking fund provisions applicable to our Series H preferred stock.

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

Dividends. The Series H Preferred Stock is not entitled to receive dividends.

Conversion. Holders of Series H preferred shares have the following rights with respect to the conversion of Series H preferred shares into shares of our common stock:

●	At 5:00 pm Eastern time on December 31, 2017, each and every share of Series H Preferred Stock issued and outstanding at such time shall automatically and without further action of any holder thereof, convert into shares of the Corporation’s Common Stock on the bases of one (1) share of Common Stock for each share of Series H Preferred Stock.

●	Promptly after December 31, 2017, the Corporation shall deliver to each prior holder of Series H Preferred Stock whose shares have been converted into shares of Common Stock as set forth in Section 6(A), a certificate representing the number of the Corporation’s shares of Common Stock into which such Series H Preferred Stock has been converted.

●	In the event that, prior to 5:00 p.m. on December 31, 2017, IEG Holdings completes any consolidation, merger, combination, statutory share exchange or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, money and/or any other property, then in any such case the Series H Preferred Stock shall at the same time be similarly exchanged or changed into preferred shares of the surviving entity providing the holders of such preferred shares with (to the extent possible) the same relative rights and preferences as the Series H Preferred Stock. For the avoidance of doubt, in the event that any such consolidation, merger, combination, statutory share exchange or other transaction is completed after 5:00 p.m. on December 31, 2017, the shares of Series H Preferred Stock shall have been converted into shares of Common Stock and as such shall be exchanged for or changed into other stock or securities, money and/or any other property, as any other shares of Common Stock.

Voting. Except as provided in the immediately following sentence, Series H Preferred Stock shall have no right to vote on any matter to come before the shareholders of IEG Holdings. The affirmative vote at a meeting duly called for such purpose or the written consent without a meeting, of the holders of not less than fifty percent (50%) of the then outstanding Series H Preferred Stock, shall be required for any change to IEG Holdings’ Articles of Incorporation which would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series H Preferred Stock.

Redemption and Call Rights. The Series H Preferred Stock have no redemption or call rights.

6. CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin and consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At June 30, 2017, the Company had cash and cash equivalents exceeding insured limits by $3,241,560.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company renewed its operating facility lease effective October 1, 2016 under a non-cancelable operating lease that expires on 30 September 2017. Monthly rental payments under this lease are $4,693 plus a proportionate share of operating expenses. The Company previously had leases for operating facilities in Florida, Illinois and Arizona all of which terminated during 2016. Total rent expense for the six months ended June 30, 2017 and 2016 was $28,889 and $107,465 respectively. Total rent expense for the three months ended June 30, 2017 and 2016 was $18,032 and $52,778 respectively. The Company is responsible for certain operating expenses in connection with these leases.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any material legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with its Chief Executive Officer (“CEO”), according to which, the Company paid $0 and health insurance for the six months ended June 30, 2017. The Company is obligated to pay its CEO $1 annually plus health insurance, with a discretionary bonus to be determined by the Company’s Board on December 31, 2017. There was no bonus approved or paid for the year ended December 31, 2016.

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

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the six months ended June 30, 2017 and six months ended June 30, 2016 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $0 and $500,000 respectively. During the six months ended June 30, 2017 the company accrued dividends payable in the amount of $34,500 for our Chief Executive Officer. Preferred dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the six months ended June 30, 2016. During the three months ended June 30, 2017 and three months ended June 30, 2016 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract of $0 and $250,000 respectively.

Chief Operating Officer

During the six months ended June 30, 2017 and six months ended June 30, 2016 the Company incurred compensation expense to our Chief Operating Officer of $115,000. During the six months ended June 30, 2017 the company accrued dividends payable in the amount of $10 for our Chief Operating Officer. During the three months ended June 30, 2017 and three months ended June 30, 2016 the Company incurred compensation expense to our Chief Operating Officer of $61,923.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

Consulting Fees

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred director fees totaling $0 and $17,500, respectively, to Matthew Banks, a former director of the Company. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred director fees totaling $0 and $9,000, respectively, to Matthew Banks, a former director of the Company.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred director fees totaling $0 and $17,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, a former director of the Company. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred director fees totaling $0 and $9,000, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, a former director of the Company.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred consulting fees totaling $0 and $87,204, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred consulting fees totaling $0 and $86,954, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred consulting fees totaling $20,000 and $0, respectively, to Clem Tacca and related parties. Clem Tacca is a shareholder of IEG Holdings Corporation. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred consulting fees totaling $20,000 and $0, respectively, to Clem Tacca and related parties. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred consulting fees totaling $30,000 and $13,200, respectively, to Judith Willoughby and related parties. Judith Willoughby is a shareholder of IEG Holdings Corporation. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred consulting fees totaling $30,000 and $13,200, respectively, to Judith Willoughby and related parties. Judith Willoughby is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred consulting fees totaling $0 and $68,886, respectively, to Ascendant SC Pty Ltd. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred consulting fees totaling $0 and $68,886, respectively, to Ascendant SC Pty Ltd. $35,000 of the consulting fee incurred in 2016 were offset as consideration for Common Stock on May 2, 2016. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company incurred consulting fees totaling $50,000 and $0, respectively, to Worldwide Holdings LLC. Worldwide Holdings LLC is a shareholder of IEG Holdings Corporation. During the three months ended June 30, 2017 and three months ended June 30, 2016, the Company incurred consulting fees totaling $50,000 and $0, respectively, to Worldwide Holdings LLC. Worldwide Holdings LLC is a shareholder of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

Declaration of Dividend

On August 1, 2017, our sole director declared a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend is payable on August 21, 2017 to stockholders of record at the close of business on August 11, 2017.

Mathieson Consulting Contract

On July 1, 2017, we and Mr. Mathieson agreed to terminate, effective July 1, 2017, the January 1, 2017 Consulting Contract. Also on July 1, 2017, Investment Evolution Corporation, a wholly owned subsidiary of the Company (“IEC”), and Mr. Mathieson entered into a professional consulting contract, effective July 1, 2017 (the “July 1, 2017 Consulting Contract”). Pursuant to the terms of the July 1, 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The 2017 Consulting Contract has a term of 1.5 years and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson $1,200,000 annually and a discretionary bonus to be determined by the Company’s board of directors.

LendingClub Tender Offer

On July 12, 2017, the Company filed a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to the Company’s offer to exchange four shares of the Company’s common stock for each share of common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club common stock, representing approximately 9.99% of Lending Club’s outstanding shares as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “Lending Club Tender Offer”). The Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the Lending Club Tender Offer, the Company’s per share stock price, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the stock price drop, the Company determined that the Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, the Company determined that it would terminate the Lending Club Tender Offer and withdraw the S-4 Registration Statement. Furthermore, the Company has no intention of launching the Lending Club Tender Offer or another tender offer in the near future. Any shares that have been tendered by Lending Club stockholders have not yet been accepted and will be returned to the relevant stockholders.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

Replacement Las Vegas Office Lease

The Company entered into a new lease on August 1, 2017 under a non-cancelable operating lease that begins October 1, 2017 and expires September 30, 2020 for 3960 Howard Hughes Parkway, Las Vegas and will relocate from the current Las Vegas office in September 2017. Monthly rental payments under this lease are $5,794, and the Company will be responsible for its pro rata shares of operating expenses and property taxes.

Abandonment of Reverse-Forward Stock Split and Cash-Out

On June 21, 2017, the Company filed with the Securities and Exchange Commission (the “Commission”) a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by the Company’s sole director and holder of a majority of the voting power of the issued and outstanding capital stock of the Company to effect a reverse 1-for-1,000 stock split (the “Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Forward Split”) of the Company’s common stock. The Company’s intention was that registered shareholders whose shares of stock were converted into less than one share in the Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Reverse Split and Forward Split, together with the related cash payments to shareholders with less than 1,000 shares of common stock prior to the Reverse Split are referred to herein as the “Reverse/Forward Split.”

On July 18, 2017, the Company determined that it will not effect the Reverse/Forward Split at this time. Furthermore, the Company has no intention of effecting the Reverse/Forward Split or any other reverse and/or forward split in the near future. For avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017, as originally disclosed in the Preliminary Information Statement, and no stockholders were cashed out on July 25, 2017. Stockholders should disregard the Preliminary Information Statement that was filed with the Commission in its entirety.

The Company’s determination to abandon the Reverse/Forward Split was based on the Company’s launch, on July 12, 2017, of the Lending Club Tender Offer. The Company launched the Lending Club Tender Offer on July 12, 2017, subsequent to the filing of the Preliminary Information Statement with the Commission on June 21, 2017. The primary goal of the Reverse/Forward Split was cost savings from reducing administrative costs associated with reducing shareholder accounts. The Company expected that a significant number of new shareholders may have been obtained in connection with the Lending Club Tender Offer, including those holding fewer than 1,000 shares. As a result, the Company determined that any expected cost savings may no longer be sufficient to justify proceeding with the Reverse/Forward Split. Although the Company determined, on August 1, 2017, that it would abandon the Lending Club Tender Offer, the Company does not intend to effect the Reverse/Forward Split or any other reverse and/or forward split in the near future. The Company notes that previously completed reverse/forward stock splits have achieved substantial administrative cost savings, and have not been designed for the purpose of “going private”.

Amendment of Series H Preferred Stock

On July 26, 2017, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended. The Amendment has the effect of revising the terms of the Series H preferred stock to increase the conversion ratio of the Series H preferred stock from one share of Common Stock per share of Series H preferred stock to four shares of Common Stock per share of Series H preferred stock. The Amendment was approved by our sole director on July 26, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products to customers in 20 states via our website and online application portal. We provide unsecured loans to individuals. Our $5,000 and $10,000 online personal loans range from 19.9% to 29.9% APR and all are unsecured over a five-year term. We have a 6.5-year track record of origination, underwriting and servicing of personal loans to underbanked consumers. We leverage our experience and knowledge in the consumer finance industry to achieve a meaningful return on our investment in the loan portfolio. In this Quarterly Report on Form 10-Q, we refer to IEG Holdings Corporation (“IEG Holdings”), collectively with its wholly-owned subsidiaries, Investment Evolution Corporation (“IEC”) and IEC SPV, LLC (“IEC SPV”) as the “Company”).

We have the ability to finance our businesses from a diversified source of capital and funding, including financings in the capital markets. During 2016, we demonstrated the ability to attract capital markets funding for our core personal loans by completing private placements of common stock and preferred stock.

We operate in one business segment: Consumer Loans.

Recent Developments

Lending Club Corporation Tender Offer

On July 12, 2017, the Company filed a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to the Company’s offer to exchange four shares of the Company’s common stock for each share of common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club common stock, representing approximately 9.99% of Lending Club’s outstanding shares as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “Lending Club Tender Offer”). The Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the Lending Club Tender Offer, the Company’s per share stock price, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the stock price drop, the Company determined that the Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, the Company determined that it would terminate the Lending Club Tender Offer and withdraw the S-4 Registration Statement. Furthermore, the Company has no intention of launching the Lending Club Tender Offer or another tender offer in the near future. Any shares that have been tendered by Lending Club stockholders have not yet been accepted and will be returned to the relevant stockholders.

Abandonment of Reverse-Forward Stock Split and Cash-Out

On June 21, 2017, the Company filed with the Securities and Exchange Commission (the “Commission”) a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by the Company’s sole director and holder of a majority of the voting power of the issued and outstanding capital stock of the Company to effect a reverse 1-for-1,000 stock split (the “Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Forward Split”) of the Company’s common stock. The Company’s intention was that registered shareholders whose shares of stock were converted into less than one share in the Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Reverse Split and Forward Split, together with the related cash payments to shareholders with less than 1,000 shares of common stock prior to the Reverse Split are referred to herein as the “Reverse/Forward Split.”

On July 18, 2017, the Company determined that it will not effect the Reverse/Forward Split at this time. Furthermore, the Company has no intention of effecting the Reverse/Forward Split or any other reverse and/or forward split in the near future. For avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017, as originally disclosed in the Preliminary Information Statement, and no stockholders were cashed out on July 25, 2017. Stockholders should disregard the Preliminary Information Statement that was filed with the Commission in its entirety.

The Company’s determination to abandon the Reverse/Forward Split was based on the Company’s launch, on July 12, 2017, of the Lending Club Tender Offer. The Company launched the Lending Club Tender Offer on July 12, 2017, subsequent to the filing of the Preliminary Information Statement with the Commission on June 21, 2017. The primary goal of the Reverse/Forward Split was cost savings from reducing administrative costs associated with reducing shareholder accounts. The Company expected that a significant number of new shareholders may have been obtained in connection with the Lending Club Tender Offer, including those holding fewer than 1,000 shares. As a result, the Company determined that any expected cost savings may no longer be sufficient to justify proceeding with the Reverse/Forward Split. Although the Company determined, on August 1, 2017, that it would abandon the Lending Club Tender Offer, the Company does not intend to effect the Reverse/Forward Split or any other reverse and/or forward split in the near future. The Company notes that previously completed reverse/forward stock splits have achieved substantial administrative cost savings, and have not been designed for the purpose of “going private”.

Stock Repurchase Program

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

Purchases under the program are authorized through December 31, 2017. No shares have been repurchased to date under this program.

Declaration of Dividend

On August 1, 2017, our sole director declared a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend is payable on August 21, 2017 to stockholders of record at the close of business on August 11, 2017.

Notes Offering Terminated

In December 2016, we launched a private offering of up to $10 million aggregate principal amount of our 12% senior unsecured notes due December 31, 2026 (the “Notes”), on a self-underwritten basis. The Notes offering was terminated in May 2017. No Notes were sold in the offering.

OneMain Holdings, Inc. Tender Offer Closed

On June 16, 2017, we closed our tender offer to purchase shares of common stock of OneMain Holdings, Inc. (“OneMain”), with 151,994 OneMain shares of common stock acquired (valued at an aggregate of $3.55 million based on the closing price of shares of OneMain common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of our common stock. The per share valuation of IEG Holdings shares used in connection with the OneMain tender offer was $1.169 per IEG Holdings common share as at the close date of the tender offer. On June 22, 2017, we sold 100% of the 151,994 shares of OneMain common stock which we obtained in our tender offer for $3.4 million in cash. The current planned use of the proceeds from the sale of OneMain shares is to fund increased new loan volumes in Q3 and a further use is to fund the payables to Mr. Mathieson pursuant to the terms of the consulting agreement entered into on July 1, 2017.

Amendment of Series H Preferred Stock

On June 20, 2017, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”). The Amendment has the effect of revising the terms of the Series H preferred stock to:

(1)	remove rights to receive dividends on our Series H preferred stock;

(2)	increase the conversion ratio of the Series H preferred stock from 0.2 shares of Common Stock per share of Series H preferred stock to 1 share of Common Stock per share of Series H preferred stock;

(3)	remove our right to redeem or call our Series H preferred stock;

(4)	provide for automatic conversion of Series H preferred stock into shares of our Common Stock on December 31, 2017; and

(5)	remove the voting rights for Series H preferred stock.

The Amendment was approved by our board of directors on June 19, 2017.

In addition, on July 26, 2017, we filed articles of amendment to our Articles that had the effect of revising the terms of the Series H preferred stock to increase the conversion ratio of the Series H preferred stock from one share of common stock per share of Series H preferred stock to four shares of common stock per share of Series H preferred stock. The Articles amendment was approved by our sole director on July 26, 2017.

Resale Registration Statement Filing

On June 30, 2017, the Company filed an amendment to its resale registration statement on Form S-1 relating to the sale by certain selling stockholders of an aggregate of 9,089,220 shares of common stock at a fixed price of $5.00 per share, representing approximately 71.3% of our current outstanding shares. Mr. Mathieson is registering for resale all 6,900,000 shares of his common stock pursuant to this registration statement. If the resale registration statement is declared effective and the selling stockholders, including Mr. Mathieson, sell their shares into the market, the market price of the Company’s common stock may decline significantly.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Interest Revenue

For the six months ended June 30, 2017, interest revenue decreased to $851,715, compared to $1,039,172 for the six months ended June 30, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period.

Other Revenue

For the six months ended June 30, 2017, other revenue decreased slightly to $29,609, compared to $31,156 for the six months ended June 30, 2016. Other revenue consisted of declined lead revenue and loss recovery. The slight decrease was attributable to a slight decrease in declined lead revenue.

Salaries and Compensation Expenses

For the six months ended June 30, 2017, salaries and compensation expenses decreased to $239,203, compared to $809,329 for the six months ended June 30, 2016. The decrease was primarily attributable to the decrease in the CEO’s annual base salary to $1 effective January 1, 2017.

Other Operating Expenses

For the six months ended June 30, 2017, other operating expenses decreased to $194,566, compared to $388,137 for the six months ended June 30, 2016. The decrease was attributable to the lower underwriting costs and client service costs due to reduced new loan volume in the current period.

Provision for Credit Losses

For the six months ended June 30, 2017, the provision for credit losses expense decreased to $619,324, compared to $742,437 for the six months ended June 30, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the decrease in our loan portfolio as of June 30, 2017.

Advertising

For the six months ended June 30, 2017, advertising expenses decreased to $3,460, compared to $221,309 for the six months ended June 30, 2016. The decrease was attributable to the reduction in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period.

Rent Expense

For the six months ended June 30, 2017, rent expense decreased to $28,889, compared to $107,465 for the six months ended June 30, 2016. The decrease was due to termination of Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the six months ended June 30, 2017, public company and corporate finance expenses increased to $1,195,535, compared to $1,010,779 for the six months ended June 30, 2016. The increase was due to the significant one-off costs incurred related to the OneMain tender offer net of the decrease in investor/financing costs incurred resulting from no capital raises in the six months ended June 30, 2017.

Depreciation and Amortization

For the six months ended June 30, 2017, depreciation and amortization marginally decreased to $3,044, compared to $3,833 for the six months ended June 30, 2016. The minimal movement was in line with expectations.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Interest Revenue

For the three months ended June 30, 2017, interest revenue decreased to $400,986, compared to $526,380 for the three months ended June 30, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period.

Other Revenue

For the three months ended June 30, 2017, other revenue decreased to $12,955, compared to $18,976 for the three months ended June 30, 2016. Other revenue consisted of declined lead revenue and loss recovery. The decrease was attributable to a decrease in declined lead revenue.

Salaries and Compensation Expenses

For the three months ended June 30, 2017, salaries and compensation expenses decreased to $118,925, compared to $406,323 for the three months ended June 30, 2016. The decrease was primarily attributable to the decrease in the CEO’s annual base salary to $1 effective January 1, 2017.

Other Operating Expenses

For the three months ended June 30, 2017, other operating expenses decreased to $79,362, compared to $206,610 for the three months ended June 30, 2016. The decrease was attributable to the lower underwriting costs and client service costs due to reduced new loan volume in the current period.

Provision for Credit Losses

For the three months ended June 30, 2017, the provision for credit losses expense increased to $394,836, compared to $354,918 for the three months ended June 30, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from the prior year period was due to higher loan write-offs versus the comparable period.

Advertising

For the three months ended June 30, 2017, advertising expenses decreased to $2,580, compared to $173,485 for the three months ended June 30, 2016. The decrease was attributable to the reduction in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period.

Rent Expense

For the three months ended June 30, 2017, rent expense decreased to $18,032, compared to $52,778 for the three months ended June 30, 2016. The decrease was due to termination of Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the three months ended June 30, 2017, public company and corporate finance expenses increased to $697,344, compared to $600,530 for the three months ended June 30, 2016. The increase was due to the significant one-off costs incurred related to the OneMain tender offer net of the decrease in investor/financing costs incurred resulting from no capital raises in the three months ended June 30, 2017.

Depreciation and Amortization

For the three months ended June 30, 2017, depreciation and amortization marginally decreased to $1,471, compared to $1,917 for the three months ended June 30, 2016. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $3,743,268 as of June 30, 2017, compared to $322,441 as of December 31, 2016. The increase was due to less net cash used in operating activities due to operational cost cuts and higher net cash provided by investing activities due to the sale of OneMain marketable securities and less loans receivable originated.

Loans Receivable

We had net loan receivables of $5,055,063 as of June 30, 2017, as compared to $6,374,908 as of December 31, 2016. The decrease was due to lower loan originations in the current period versus repayment of loan principal by customers.

Other Receivables

We had other receivables of $60,480 as of June 30, 2017, as compared to $84,851 as of December 31, 2016. Other receivables was comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at June 30, 2017. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $16,278 as of June 30, 2017 as compared to $19,322 as of December 31, 2016. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $66,431 as of June 30, 2017, compared to $1,060 as of December 31, 2016. The increase was due to management’s decision to delay payment of a number of June expenses in full in the current period so accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2017 and the twelve months ended December 31, 2016, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to exceed budgeted cash operating expenses for the next 12 months. To expand operations significantly we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances. Furthermore, the Company has no intention of launching the Lending Club Tender Offer or another tender offer in the near future.

Liquidity and Capital Resources

We used cash in operations of $679,799 during the six months ended June 30, 2017, compared to $1,293,403 during the six months ended June 30, 2016, and this decrease is due to a substantial reduction in net losses due to significant operational cost cuts. The major operational cost cut in the six month period was the decrease in the CEO’s annual base salary to $1 effective January 1, 2017. The Company incurred $682,934 of costs during the six months ended June 30, 2017 in connection with the OneMain tender offer and the Company incurred $12,494 of costs during the six months ended June 30, 2017 in connection with the LendingClub tender offer .

We were provided with net cash from investing activities of $4,100,626 during the six months ended June 30, 2017, compared to $1,319,112 used in investing activities during the six months ended June 30, 2016. The increase in cash provided by investing activities is primarily due to a decrease in loans receivable originated and the sale of all OneMain shares acquired in the OneMain tender offer.

We were provided $0 of net cash from financing activities during the six months ended June 30, 2017, compared to $2,301,036 during the same period in 2016. The decrease was attributable to the absence of any debt or equity capital raising proceeds compared to significant proceeds from a common stock capital raising received in the corresponding period in 2016.

At June 30, 2017, we had cash on hand of $3,743,268, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has reduced its core operating expenses. In addition, cash in bank significantly increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through August 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations..

On August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan and Security Agreement, as amended (the “Loan Agreement”), among Investment Holdings, LLC (“BFG”) and certain of our wholly owned subsidiaries. As a result, there is currently no outstanding balance under the Loan Agreement. However, the Loan Agreement continues in effect and we are subject to a net profit interest under which we are required to pay BFG 20% of the “Net Profit” of its subsidiary, IEC SPV, until 10 years from the date the loan is repaid in full (August 2015). Net Profit is defined as the gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on the existing credit facility, and (iv) charge-offs to bad debt resulting from consumer loans and reduced by servicing fee. The Net Profit arrangement can be terminated by us upon a payment of $3,000,000 to BFG. Net profit interest for the six months ended June 30, 2017 and 2016 were $0 and $58,885, respectively. All loans receivable of the Company were pledged as collateral at June 30, 2017 for the fulfillment of the Net Profit calculation.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Basis of Accounting

These consolidated financial statements include the operations of IEG Holdings and its wholly-owned subsidiaries, IEC and IEC SPV. All inter-company transactions and balances have been eliminated in consolidation.

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the consumer finance industry.

The consolidated financial statements have been prepared in conformity with GAAP. The accompanying consolidated financial statements do not include any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

The principal conditions/events that raise substantial doubt about the company’s ability to meet its obligations are i) the Company has reported recurring losses and ii) the Company has not yet generated positive net cash flows from operations. However, the Company has reduced its core operating expenses. In addition, cash in bank significantly increased during the quarter, resulting from substantial positive net cash flows from investing activities. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through August 2018. However, the Company intends, over the next 12 months, to seek additional capital to expand operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2017, 74 loans, with a total balance of $335,563 were delinquent or in default.

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

Recently Issued or Newly Adopted Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes have no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Adoption of these changes have no material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 26, 2017, we filed articles of amendment to our Articles that had the effect of revising the terms of the Series H preferred stock to increase the conversion ratio of the Series H preferred stock from one share of common stock per share of Series H preferred stock to four shares of common stock per share of Series H preferred stock. The Articles amendment was approved by our sole director on July 26, 2017.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation, as amended.

10.1	Professional Consulting Contract dated July 1, 2017 by and between Investment Evolution Corporation and Paul Mathieson (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2017).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: August 1, 2017	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

