Form 10-Q
period 2017-09-30
IEG Holdings Corp
filed 2017-11-09
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55463

IEG HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	90-1069184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 490, Las Vegas, NV	89169
(Address of Principal Executive Office)	(Zip Code)

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

As of November 8, 2017, there were 12,335,293 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

IEG HOLDINGS CORPORATION

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, including the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. We undertake no obligation to and, unless otherwise required by law, we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”), as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$1,850,317	$322,441
Loans receivable, net, note 2	4,975,770	6,374,908
Other receivables	70,657	84,851
Prepaid expenses	30,126	12,955
Property and equipment, net, note 3	14,827	19,322
Security deposits	13,264	7,470

TOTAL ASSETS	$6,954,961	$6,821,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit on preferred stock to be issued	$63,595	$-
Accounts payable and accrued expenses	158,166	1,060

TOTAL LIABILITIES	$221,761	$1,060

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized,0 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively, note 5	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 12,335,293 and 9,714,186 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively, note 5	2,235,803	2,233,182
Additional paid-in capital	32,860,217	29,698,025
Accumulated deficit	(28,362,820)	(25,110,319)

TOTAL STOCKHOLDERS’ EQUITY	6,733,200	6,820,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,954,961	$6,821,947

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Interest revenue	$386,565	$547,551	$1,238,280	$1,586,723
Other revenue	20,805	10,000	50,414	41,156

TOTAL REVENUES	407,370	557,551	1,288,694	1,627,879

OPERATING EXPENSES
Salaries and compensation	419,144	397,795	658,347	1,207,124
Other operating expenses	104,985	165,264	299,551	553,401
Provision for credit losses	300,205	257,907	919,529	1,000,344
Advertising	180,808	92,593	184,268	313,902
Rent	23,826	47,373	52,715	154,838
Public company and corporate finance expenses	449,321	577,632	1,644,856	1,588,411
Depreciation and amortization	1,451	3,212	4,495	7,045

TOTAL OPERATING EXPENSES	1,479,740	1,541,776	3,763,761	4,825,065

LOSS FROM OPERATIONS	(1,072,370)	(984,225)	(2,475,067)	(3,197,186)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	-	-	(153,514)	-
Legal settlements and related fees	(624,283)	-	(624,283)	-
Miscellaneous income (expense)	74	(324)	363	11,426

TOTAL OTHER INCOME (EXPENSE)	(624,209)	(324)	(777,434)	11,426

NET LOSS	$(1,696,579)	$(984,549)	$(3,252,501)	$(3,185,760)

Dividends on preferred shares	-	(1,875)	-	(33,235)

Net loss attributable to common stockholders	(1,696,579)	(986,424)	(3,252,501)	(3,218,995)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	-	(153,514)	-
Less: Reclassified adjustment for losses included in net loss	-	-	153,514	-
Comprehensive loss attributable to common stockholders	(1,696,579)	(986,424)	(3,252,501)	(3,218,995)

Net loss attributable to common stock per share, basic and diluted	$(0.13)	$(0.10)	$(0.30)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	12,708,547	9,570,221	10,901,436	7,332,923

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2016 THROUGH SEPTEMBER 30, 2017

										Prepaid			Accumulated
			Preferred Stock		Preferred Stock		Preferred Stock		Additional	Preferred			Other
	Common Stock		Series A		Series G		Series H		Paid-in	Share	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Income	Total

Balance, January 1, 2016	2,887,428	$2,165,405	1,000,000	$1,000	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$-	$7,650,186

Prepaid Preferred Share Redemption					(160,000)	(160)			(159,840)	160,000				-

Issuance of shares at $50.00	370	4							18,496					18,500

Issuance of Preferred Shares	-	-	-	-			3,071,000	3,071	3,067,929		(2,825,000)	-		246,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)					(63,000)	-		-		-

Issuance of shares at $10.00	386,718	3,867							3,863,321					3,867,188

Buyback of shares	(14,750)	(148)							(208,952)					(209,099)

Issuance of shares for reverse split rounding	218	0							-					-

Issuance of shares for consulting fee offset	5,000	5							12,495					12,500

Conversion of Preferred Shares to Common Shares	49,200	49					(246,000)	(246)	197					-

Preferred Share Cancellation							(2,825,000)	(2,825)	(2,822,175)		2,825,000			-

Preferred Dividends	-	-	-	-	-	-	-	-	(35,517)	-		-		(35,517)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,728,869)	-	(4,728,869)

Balance, December 31, 2016	9,714,186	$2,233,182	-	$-	-	$-	-	$-	$29,698,025	$-	$-	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040							3,550,580					3,553,620

Unrealized loss on marketable securities													(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss													153,514	153,514

Buyback of shares	(418,773)	(419)							(276,461)					(276,880)

Common Stock Dividends									(111,927)					(111,927)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,252,501)	-	(3,252,501)

Balance, September 30, 2017	12,335,293	$2,235,803	-	$-	-	$-	-	$-	$32,860,217	$-	$-	$(28,362,820)	$-	$6,733,200

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,252,501)	$(3,185,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	919,529	1,000,344
Depreciation and amortization	4,495	7,045
Loss on disposal of assets	-	571
Loss on marketable securities sold	153,514	-
Legal settlements and related fees	178,982	-
Changes in assets - (increase) decrease:
Other receivables	14,194	(65,063)
Prepaid expenses	(17,171)	3,613
Deposits	(5,794)	28,369
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	157,107	126,678
Deferred rent	-	(11,522)

NET CASH USED IN OPERATING ACTIVITIES	(1,847,645)	(2,095,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	3,400,106	-
Loans receivable originated	(1,140,000)	(2,695,000)
Loans receivable repaid	1,440,627	1,568,668

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,700,733	(1,126,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(29,917)
Common stock dividends paid	(111,927)	-
Payments for buyback of common stock	(276,880)	(130,769)
Deposits on preferred shares to be issued	63,595	-
Proceeds from issuance of preferred stock	-	93,050
Proceeds from issuance of common stock	-	3,728,686

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(325,212)	3,661,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,527,876	438,993

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	322,441	485,559

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,850,317	$924,552

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Issuance of common stock for tender offer	$3,553,620	$-
Issuance of common stock in lieu of consulting fees	$-	$157,000

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended September 30, 2017 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured online consumer loans under the brand name “Mr. Amazing Loans” via the Company’s website and online application portal at www.mramazingloans.com. The Company started its business and opened its first office in Las Vegas, Nevada in 2010. The Company currently offers $5,000 and $10,000 unsecured consumer loans that mature, unless prepaid, five years from the date they are issued. The Company is a direct lender with state licenses and/or certificates of authority in 20 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin. The Company originates direct consumer loans to residents of these states through its online application portal, with all loans originated, processed and serviced out of its centralized Las Vegas head office.

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

Liquidity

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i)	the Company has reported recurring losses and
(ii)	the Company has not yet generated positive net cash flows from operations.

However, the Company has reduced its core operating expenses. In addition, cash in bank has significantly increased during the nine months ended September 30, 2017, resulting from substantial positive net cash flows from investing activities specifically from the sale of shares of OneMain’s common stock acquired in connection with the OneMain tender offer. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through November 2018. However, the Company will require additional capital in order to expand its operations.

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

SEPTEMBER 30, 2017

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing statutory rates. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2017, 81 loans, with a total balance of $326,000 were delinquent or in default.

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

The allowance for credit losses is primarily based upon models that analyze specific portfolio statistics and also reflect, management’s judgment regarding overall accuracy. We take into account several relevant internal and external factors that affect loan receivable collectability, including the customer’s transaction history, specifically the timeliness of customer payments, the remaining contractual term of the loan, the outstanding balance of the loan, historical loan receivable charge-offs, our current collection patterns and economic trends.

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

Operating Lease

The Company’s office lease for 3960 Howard Hughes Parkway, Suite 490, Las Vegas, NV 89169 expires (unless renewed) on September 30, 2020.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $184,268 and $313,902 for the nine months ended September 30, 2017 and 2016, respectively. Advertising costs amounted to $180,808 and $92,593 for the three months ended September 30, 2017 and 2016, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$1,850,317			$1,850,317
Loans receivable, net	$			4,975,770	$4,975,770

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$322,441			$322,441
Loans receivable, net	$			6,374,908	$6,374,908

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Marketable Securities

On June 16, 2017, we closed our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”), pursuant to which we acquired 151,994 shares of the common stock of OneMain (the cost of which was valued at an aggregate of $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock. The security was classified as available-for-sale and had an unrealized loss of $153,514 prior to the sale. On June 22, 2017, we sold 100% of the 151,994 shares of OneMain’s common stock in exchange for $3.4 million in cash. At September 30, 2017 the marketable securities balance was $0.

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the nine months ended September 30, 2017.

Legal Settlement and Related Fees

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $624,283 during the nine months ended September 30, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of September 30, 2017, there are $230,227 in outstanding loans that originated in Virginia, which mature between May 2019 and April 2022. The Company is not involved in any material legal proceedings at the present time.

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

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement became effective for the 2017 fiscal year. Adoption of these changes have no material impact on the consolidated financial statements.

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Loans receivable	$5,923,536	$7,587,349
Allowance for credit losses	$(947,766)	$(1,212,441)
Loans receivable, net	$4,975,770	$6,374,908

A reconciliation of the allowance for credit losses consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning balance, January 1	$1,212,441	$985,375
Provision for credit losses	$919,529	$1,865,362
Loans charged off	$(1,184,204)	$(1,638,296)
Ending balance	$947,766	$1,212,441
Basis of assessment:
Individually	$-	$-
Collectively	$947,766	$1,212,441

The following is an age analysis of past due receivables as of September 30, 2017 and December 31, 2016:

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
September 30, 2017	$192,718	$109,195	$326,000	$627,913	$5,295,623	$5,923,536	$326,000
December 31, 2016	$257,299	$163,590	$367,098	$787,987	$6,799,362	$7,587,349	$367,098

The Company’s primary credit quality indicator is the customer’s Vantage credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of September 30, 2017 and December 31, 2016 by credit quality indicator:

Credit Score	September 30, 2017	December 31, 2016
550-575	$13,528	$16,264
576-600	$97,926	$183,701
601-650	$2,665,973	$3,332,371
651-700	$2,286,572	$2,946,944
701-750	$651,491	$874,408
751-800	$157,504	$166,811
801-850	$36,797	$46,368
851-900	$13,744	$20,482
	$5,923,536	$7,587,349

3. PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	7,112	7,112
	$127,971	$127,971
Less accumulated depreciation and amortization	113,144	108,649
Total	$14,827	$19,322

Depreciation of property and equipment amounted to $4,495 and $7,045 during the nine months ended September 30, 2017 and 2016, respectively. Depreciation of property and equipment amounted to $1,451 and $3,212 during the three months ended September 30, 2017 and 2016, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of September 30, 2017 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the nine months ended September 30, 2017 and 2016 was calculated at $0 and $96,083, respectively.

5. STOCKHOLDERS’ EQUITY

On June 16, 2017, we closed our tender offer to purchase shares of the common stock of OneMain, pursuant to which we acquired 151,994 shares of the common stock of OneMain (valued at an aggregate of $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

As of September 30, 2017, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At September 30, 2017, the Company had 12,335,293 shares of common stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. During the nine months ended September 30, 2017, the Company purchased an aggregate of 418,773 shares under the stock repurchase program for an aggregate purchase price of $276,880 and cancelled the 418,773 shares. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms.

Common Stock Dividends

Historically, we have not paid any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. In August 2017, we announced the declaration of a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. We expect to pay ongoing dividends. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Series H Preferred Stock

During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company issued 0 and 3,071,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At September 30, 2017, no shares of Series H convertible preferred stock were outstanding. At September 30, 2017, we held deposits on 63,595 Series H preferred shares to be issued of $63,595. These shares we subsequently issued on October 30, 2017.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, par value $0.001 per share, of which no shares are outstanding as of September 30, 2017. There are no sinking fund provisions applicable to our Series H preferred stock.

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

Conversion. Holders of Series H preferred shares have the following rights with respect to the conversion of Series H preferred shares into shares of our common stock:

●	At 5:00 pm Eastern time on December 31, 2017, each and every share of Series H Preferred Stock issued and outstanding at such time shall automatically and without further action of any holder thereof, convert into shares of the Corporation’s Common Stock on the bases of four (4) shares of Common Stock for each share of Series H Preferred Stock.

●	Promptly after December 31, 2017, the Corporation shall deliver to each prior holder of Series H Preferred Stock whose shares have been converted into shares of Common Stock as set forth in Section 6(A), a certificate representing the number of the Corporation’s shares of Common Stock into which such Series H Preferred Stock has been converted.

●	In the event that, prior to 5:00 p.m. on December 31, 2017, IEG Holdings completes any consolidation, merger, combination, statutory share exchange or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, money and/or any other property, then in any such case the Series H Preferred Stock shall at the same time be similarly exchanged or changed into preferred shares of the surviving entity providing the holders of such preferred shares with (to the extent possible) the same relative rights and preferences as the Series H Preferred Stock. For the avoidance of doubt, in the event that any such consolidation, merger, combination, statutory share exchange or other transaction is completed after 5:00 p.m. on December 31, 2017, the shares of Series H Preferred Stock shall have been converted into shares of Common Stock and as such shall be exchanged for or changed into other stock or securities, money and/or any other property, as any other shares of Common Stock.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had cash and cash equivalents exceeding insured limits by $1,129,171.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. In addition to the 6160 West Tropicana Avenue, Las Vegas office lease that expired on September 30, 2017, the Company previously had leases for operating facilities in Florida, Illinois and Arizona all of which terminated during 2016. Total rent expense for the nine months ended September 30, 2017 and 2016 was $52,715 and $154,838 respectively. Total rent expense for the three months ended September 30, 2017 and 2016 was $23,826 and $47,373 respectively. The Company is responsible for certain operating expenses in connection with these leases.

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $624,283 during the nine months ended September 30, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of September 30, 2017, there are $230,227 in outstanding loans that originated in Virginia, which mature between May 2019 and April 2022. The Company is not involved in any material legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with Mr. Mathieson, the Company’s Chief Executive Officer (our “Chief Executive Officer”) and the sole member of the Board of Directors, according to which the Company paid the Chief Executive Officer $300,000 in cash and $0 in health insurance premiums and costs for the nine months ended September 30, 2017. On July 1, 2017, we and our Chief Executive Officer agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1,000,000 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and our Chief Executive Officer entered into a new professional consulting contract, effective as of July 1, 2017 (the “Professional Consulting Contract”). Pursuant to the terms of the Professional Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson. There was no bonus approved or paid for the year ended December 31, 2016 or for the nine months ended September 30, 2017.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Net Profit Interest

The Company has a net profit interest agreement with a third party lender, under which the Company pays 20% of its subsidiary IEC SPV LLC’s net profit to the lender (see note 4).

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the nine months ended September 30, 2017 and nine months ended September 30, 2016 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contracts between the Company and the Chief Executive Officer of $300,000 and $750,000 respectively. During the nine months ended September 30, 2017 the company paid in cash common share dividends in the amount of $69,000 to our Chief Executive Officer and preferred share dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the nine months ended September 30, 2016. During the three months ended September 30, 2017 and three months ended September 30, 2016 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contracts between the Company and the Chief Executive Officer of $300,000 and $250,000 respectively.

Chief Operating Officer

During the nine months ended September 30, 2017 and nine months ended September 30, 2016 the Company incurred compensation expense to our Chief Operating Officer of $172,500. During the nine months ended September 30, 2017 the company paid in cash common share dividends in the amount of $20 to our Chief Operating Officer. During the three months ended September 30, 2017 and three months ended September 30, 2016 the Company incurred compensation expense to our Chief Operating Officer of $57,500.

Consulting Fees

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred director fees totaling $0 and $26,500, respectively, to Matthew Banks, a former director of the Company. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred director fees totaling $0 and $9,000, respectively, to Matthew Banks, a former director of the Company.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred director fees totaling $0 and $26,500, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, a former director of the Company. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred director fees totaling $0 and $9,000, respectively to R & H Nominees Pty Ltd, which is owned by Harold Hansen, a former director of the Company.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $120,404, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $33,200, respectively, to Frank Wilkie and related parties. Frank Wilkie is a shareholder of IEG Holdings Corporation. As of September 30, 2017, the Company had a deposit on series H preferred stock in the amount of $63,595 from Frank Wilkie, which shares of preferred stock were issued on October 30, 2017.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $50,000 and $40,000, respectively, to Clem Tacca and related parties. Clem Tacca is a shareholder of IEG Holdings Corporation. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $30,000 and $40,000, respectively, to Clem Tacca and related parties. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $30,000 and $50,700, respectively, to Judith Willoughby and related parties. Judith Willoughby is a shareholder of IEG Holdings Corporation. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $37,500, respectively, to Judith Willoughby and related parties. Judith Willoughby is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $82,886, respectively, to Ascendant SC Pty Ltd. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $14,000, respectively, to Ascendant SC Pty Ltd. $35,000 of the consulting fee incurred in 2016 were offset as consideration for Common Stock on May 2, 2016. Ascendant SC Pty Ltd is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $50,000 and $50,000, respectively, to Worldwide Holdings LLC. Worldwide Holdings LLC is a shareholder of IEG Holdings Corporation. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $50,000, respectively, to Worldwide Holdings LLC. Worldwide Holdings LLC is a shareholder of IEG Holdings Corporation.

During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $193,024, respectively, to three related parties. During the three months ended September 30, 2017 and three months ended September 30, 2016, the Company incurred consulting fees totaling $0 and $86,585, respectively, to three related parties. $122,000 of the consulting fees incurred during the nine months ended September 30, 2016 were offset as consideration for common stock subscriptions. The related parties are shareholders of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

Issuance of Series H Shares

On October 30, 2017, the Company issued 934,589 shares of Series H convertible preferred stock to a total of four investors, each of whom is a related party and resides in Australia, in consideration for receipt of $1.00 per share, representing an aggregate purchase price of $934,589. These securities were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. No offering circular was used in connection with this issuance.

Declaration of Dividend

On October 30, 2017, our Board of Directors declared a cash dividend of $0.005 per common share for the third quarter of 2017. The dividend is payable on November 20, 2017 to stockholders of record at the close of business on November 11, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products under the brand name “Mr. Amazing Loans” to customers in 20 states via our website and online application portal. We provide unsecured personal consumer loans to individuals in amounts of $5,000 and $10,000. Each of our online personal loans carries a fixed APR in the range of 12.0% to 29.9%, is unsecured, and has a non-revolving term of five-years. We originate, process and service all of our personal loans centrally from our Las Vegas head office and have a 7-year track record of origination, underwriting and servicing personal loans to underbanked consumers. Our customers are primarily non-prime consumers who we believe have limited access to credit from banks and credit card companies. We leverage our experience and knowledge in the consumer finance industry to generate revenue from the interest earned on our portfolio of personal loans.

In this quarterly report on Form 10-Q, we refer to IEG Holdings Corporation (“IEG Holdings”), collectively with its wholly-owned subsidiaries, Investment Evolution Corporation (“IEC”) and IEC SPV, LLC (“IEC SPV”) as the “Company”). References to “we” and “our” mean the Company, including its wholly-owned subsidiaries, and its predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2016 and to date in 2017, we completed private placements of our common stock and our preferred stock in exchange for which we received an aggregate of approximately $4.76 million, which we used to finance our operations and offer personal loans to our customers. We also received $3.4 million in connection with terminating our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”) in June 2016 and selling the shares of OneMain we acquired as a result of that tender offer.

As of September 30, 2017 we had 1,546 loans issued and outstanding to our customers, with an aggregate amount of $5,923,536. The table below sets forth the payment status of the loans in our portfolio as of September 30, 2017.

Portfolio Ledger Stratification as at September 30, 2017

	Current Unpaid Principal Balance	%
0 - 30 days	$5,295,622	89.40%
31 - 60 days	192,718	3.25%
61 - 90 days	109,195	1.84%
91 - 120 days	116,712	1.97%
121 - 184 days	209,289	3.54%
Total	$5,923,536	100%

At September 30, 2017, we had 81 loans delinquent or in default (defined as 91+ days past due) representing 5.2% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Recent Developments

Lending Club Tender Offer

On July 12, 2017, the Company filed with the SEC a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to the Company’s offer to exchange four shares of the Company’s common stock for each share of the common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club’s common stock, representing approximately 9.99% of the outstanding shares of Lending Club’s common stock as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “Lending Club Tender Offer”). The Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the Lending Club Tender Offer, the price per share of the Company’s common stock, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the drop in the Company’s stock price, the Company determined that the Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, the Company determined that it would terminate the Lending Club Tender Offer and withdraw the S-4 Registration Statement. Any shares that were tendered by Lending Club shareholders were not accepted and were returned to the relevant shareholders. From time to time, the Company may consider a future tender offer where it identifies either business or investment opportunities.

Abandonment of Reverse-Forward Stock Split and Cash-Out

On June 21, 2017, the Company filed with the SEC a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by the Company’s sole director and holder of a majority of the voting power of the issued and outstanding capital stock of the Company to effect a reverse 1-for-1,000 stock split (the “Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Forward Split”) of the Company’s common stock. The Company’s intention was that registered shareholders whose shares of the Company’s common stock were converted into less than one share in the Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Reverse Split and Forward Split, together with the related cash payments to shareholders with less than 1,000 shares of the Company’s common stock prior to the Reverse Split are referred to herein as the “Reverse/Forward Split.”

The primary goal of the Reverse/Forward Split was cost savings from reducing administrative costs associated with shareholder accounts, and the Company believes that previously completed reverse/forward stock splits have achieved substantial administrative cost savings. Neither the Reverse/Forward Split nor any reverse/forward stock split previously completed by the Company were designed for the purposes of or in connection with a “going private” transaction.

On July 21, 2017, the Company announced that it would not effect the Reverse/Forward Split and instructed holders of the Company’s common stock to disregard the Preliminary Information Statement that was filed with the SEC in its entirety. The Company’s determination to abandon the Reverse/Forward Split was based on the Company’s launch, on July 12, 2017, of the Lending Club Tender Offer subsequent to the filing of the Preliminary Information Statement with the SEC on June 21, 2017. The Company expected that a significant number of individual new shareholders could acquire less than 1,000 shares of the Company’s common stock in connection with the Lending Club Tender Offer which could have significantly increased the cost of completing the Reverse/Forward Split. For the avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017 and no shareholders were cashed out on July 25, 2017. The Company has no intention of effecting the Reverse/Forward Split or any other reverse and/or forward split in the near future.

Stock Repurchase Program

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. As of October 30, 2017, the Company had purchased an aggregate of 418,773 shares under the stock repurchase program for an aggregate purchase price of $276,880. The Company subsequently cancelled all 418,773 shares purchased in connection with the stock repurchase program.

OneMain Holdings, Inc. Tender Offer

On June 16, 2017, we closed our tender offer to purchase shares of the common stock of OneMain, pursuant to which we acquired 151,994 shares of the common stock of OneMain (valued at an aggregate of approximately $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock. The per share valuation of the Company’s common stock used as consideration in the OneMain tender offer was $1.169 per share at the closing date of the tender offer. On June 22, 2017, we sold 100% of the 151,994 shares of the common stock of OneMain, which we obtained in our tender offer, on the open market in exchange for $3.4 million in cash. We have begun to use and expect to continue to use the proceeds from the sale of those shares of the common stock of OneMain to fund increased new loan volumes in the second half of 2017 and to pay our Chief Executive Officer and the sole member of our Board of Directors amounts owed pursuant to the terms of the professional consulting contract, effective as of July 1, 2017, between IEC and our Chief Executive Officer.

Amendment of Series H Preferred Stock

On June 20, 2017, we filed articles of amendment (the “June 20 Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The June 20 Amendment has the effect of revising the terms of our Series H preferred stock, par value $0.001 per share (the “Series H Preferred Stock”) to:

(1)	remove rights to receive dividends on our Series H Preferred Stock;

(2)	increase the conversion ratio of our Series H Preferred Stock from 0.2 shares of our common stock per share of the Series H Preferred Stock to 1 share of our common stock per share of the Series H Preferred Stock;

(3)	remove our right to redeem or call the Series H Preferred Stock;

(4)	provide for automatic conversion of the Series H Preferred Stock into shares of our common stock on December 31, 2017; and

(5)	remove the voting rights for the Series H Preferred Stock except with respect to changes to our Articles which would amend, alter, change or repeal any of the powers, designations, preferences and rights of holders of the Series H Preferred Stock.

In addition, on July 26, 2017, we filed additional articles of amendment (the “July 26 Amendment”) to our Articles that had the effect of further revising the terms of the Series H Preferred Stock to increase the conversion ratio of the Series H Preferred Stock from one share of our common stock per share of the Series H Preferred Stock to four shares of our common stock per share of the Series H Preferred Stock, which may dilute the value of our common stock.

The June 20 Amendment and the July 26 Amendment were approved by our Board of Directors on June 19, 2017 and July 26, 2017, respectively.

Resale Registration Statement

On August 31, 2017, the SEC declared effective the resale registration statement (the “Resale Registration Statement”) filed by the Company on Form S-1 relating to the sale by certain selling stockholders of an aggregate of 9,089,220 shares of the Company’s common stock at a fixed price set by the Company of $3.00 per share. The shares of our common stock registered pursuant to the Resale Registration Statement represent approximately 71.3% of our outstanding shares of common stock as of August 14, 2017. All 6,900,000 shares of our common stock held by our Chief Executive Officer who is also the sole member of our Board of Directors and holds 55.9% of the issued and outstanding shares of our common stock, were registered for resale under the Resale Registration Statement. The actual value of shares of our common stock may be significantly less than the offering price of $3.00 per share. If the selling stockholders, including our Chief Executive Officer and sole director, sell the shares of our common stock registered under the Resale Registration Statement on the open market, the market price of the Company’s common stock may decline significantly.

Professional Consulting Contract

On July 1, 2017, we and our Chief Executive Officer, Mr. Paul Mathieson who is also the sole member of our Board of Directors, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1,000,000 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and Mr. Mathieson entered into a new professional consulting contract, effective as of July 1, 2017 (the “Professional Consulting Contract”). Pursuant to the terms of the Professional Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

Series H Preferred Stock Offering

On October 30, 2017, the Company completed a private placement of 934,589 shares of the Series H Preferred Stock to four non-U.S. persons. The Company received an aggregate purchase price of $934,589 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Regulation S promulgated pursuant to the Securities Act.

Results of Operations

The following table illustrates key results of operations for the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
REVENUES
Interest revenue	$386,565	$547,551
Other revenue	20,805	10,000
TOTAL REVENUES	407,370	557,551
OPERATING EXPENSES

Salaries and compensation	419,144	397,795
Other operating expenses	104,985	165,264
Provision for credit losses	300,205	257,907
Advertising	180,808	92,593
Rent	23,826	47,373
Public company and corporate finance expenses	449,321	577,632
Depreciation and amortization	1,451	3,212
TOTAL OPERATING EXPENSES	1,479,740	1,541,776
LOSS FROM OPERATIONS	(1,072,370)	(984,225)
OTHER INCOME (EXPENSE)
Legal settlements and related fees	(624,283)
Miscellaneous income (expense)	74	(324)
TOTAL OTHER INCOME (EXPENSE)	(624,283)	(324)
NET LOSS	$(1,696,579)	$(984,549)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Interest Revenue

For the nine months ended September 30, 2017, interest revenue decreased to $1,238,280, compared to $1,586,723 for the nine months ended September 30, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period. This decreased loan book size is primarily due to reduced advertising to new customers during the current period resulting from a decrease in cash available to fund new loans and leading to lower loans receivable originated as compared to loans receivable repaid during the period. The Company has begun to increase advertising in the second half of 2017, but has not matched prior advertising spending for the nine months ended September 30, 2016.

Other Revenue

For the nine months ended September 30, 2017, other revenue increased to $50,414, compared to $41,156 for the nine months ended September 30, 2016. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to an increase in declined lead revenue due to increased advertising during the three months ended September 30, 2017.

Salaries and Compensation Expenses

For the nine months ended September 30, 2017, salaries and compensation expenses decreased to $658,347, compared to $1,207,124 for the nine months ended September 30, 2016. The decrease was primarily attributable to the decrease in our Chief Executive Officer’s compensation for the period January 1, 2017 to June 30, 2017. During the nine months ended September 30, 2017, the Company paid the Chief Executive Officer $300,000 in total compensation as compared to $750,000 for the same period in 2016.

Other Operating Expenses

For the nine months ended September 30, 2017, other operating expenses decreased to $299,551, compared to $553,401 for the nine months ended September 30, 2016. The decrease was attributable to the lower loan underwriting costs and client service costs due to reduced new loan volume in the current period.

Provision for Credit Losses

For the nine months ended September 30, 2017, the provision for credit losses expense decreased to $919,529, compared to $1,000,344 for the nine months ended September 30, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior period was due to the smaller loan portfolio in the current period.

Advertising

For the nine months ended September 30, 2017, advertising expenses decreased to $184,268, compared to $313,902 for the nine months ended September 30, 2016. The decrease was attributable to the reduction in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period, resulting from a decrease in cash available to fund new loans.

Rent Expense

For the nine months ended September 30, 2017, rent expense decreased to $52,715, compared to $154,838 for the nine months ended September 30, 2016. The decrease was due to termination of our Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the nine months ended September 30, 2017, public company and corporate finance expenses increased to $1,644,856, compared to $1,588,411 for the nine months ended September 30, 2016. The increase was due to significant one-off costs incurred related to the OneMain tender offer and the Lending Club Tender Offer. The increase was partly offset by a decrease in investor/financing costs as a result of the fact that the Company did not engage in any capital raising transactions during the nine months ended September 30, 2017.

Depreciation and Amortization

For the nine months ended September 30, 2017, depreciation and amortization decreased to $4,495, compared to $7,045 for the nine months ended September 30, 2016. The minimal movement was in line with expectations.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Interest Revenue

For the three months ended September 30, 2017, interest revenue decreased to $386,565, compared to $547,551 for the three months ended September 30, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period. This decreased loan book size is primarily due to reduced advertising to new customers during the six months ending June 30, 2017 resulting from a decrease in cash available to fund new loans during that six month period and leading to lower loans receivable originated as compared to loans receivable repaid during the first half of 2017. The Company has begun to increase advertising and increased loans receivable originated during the three months ended September 30, 2017.

Other Revenue

For the three months ended September 30, 2017, other revenue increased to $20,805, compared to $10,000 for the three months ended September 30, 2016. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to an increase in declined lead revenue due to increased advertising in the third quarter of 2017.

Salaries and Compensation Expenses

For the three months ended September 30, 2017, salaries and compensation expenses increased to $419,144, compared to $397,795 for the three months ended September 30, 2016. The increase was primarily attributable to a $50,000 increase in the compensation paid to our Chief Executive Officer as compared to the prior period. The additional $50,000 was paid to our Chief Executive Officer pursuant to the new Professional Consulting Agreement between the Company and the Chief Executive Officer.

Other Operating Expenses

For the three months ended September 30, 2017, other operating expenses decreased to $104,985, compared to $165,264 for the three months ended September 30, 2016. The decrease was attributable to the cost cuts resulting in lower loan underwriting costs and client service costs.

Provision for Credit Losses

For the three months ended September 30, 2017, the provision for credit losses expense increased to $300,205, compared to $257,907 for the three months ended September 30, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The increase in provision for credit losses from the prior year period was due to increased new loan volume versus the comparable period in 2016.

Advertising

For the three months ended September 30, 2017, advertising expenses increased to $180,808, compared to $92,593 for the three months ended September 30, 2016. The increase was attributable to the increase in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period.

Rent Expense

For the three months ended September 30, 2017, rent expense decreased to $23,826, compared to $47,373 for the three months ended September 30, 2016. The decrease was due to termination of our Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the three months ended September 30, 2017, public company and corporate finance expenses decreased to $449,321, compared to $577,632 for the three months ended September 30, 2016. The decrease was due to a decrease in investor/financing costs incurred as a result of the fact that the Company did not engage in any capital raising transactions during the three months ended September 30, 2017.

Depreciation and Amortization

For the three months ended September 30, 2017, depreciation and amortization marginally decreased to $1,451, compared to $3,212 for the three months ended September 30, 2016. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $1,850,317 as of September 30, 2017, compared to $322,441 as of December 31, 2016. The increase resulted from less net cash used in operating activities due to operational cost cuts and lower loans receivable originated during the nine months ended September 30, 2017 as compared to the same period in 2016 and higher net cash provided by investing activities due to the sale of common shares of OneMain received in connection with OneMain tender offer.

Loans Receivable

We had net loan receivables of $4,975,770 as of September 30, 2017, as compared to $6,374,908 as of December 31, 2016. The decrease was due to lower loan originations in the current period versus repayment of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $70,657 as of September 30, 2017, as compared to $84,851 as of December 31, 2016. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at September 30, 2017. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $14,827 as of September 30, 2017 as compared to $19,322 as of December 31, 2016. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $158,166 as of September 30, 2017, compared to $1,060 as of December 31, 2016. The increase was due to management’s decision to delay payment of a number of September expenses in full in the current period which meant that accrual was required for those expenses.

Deposit on Preferred Stock

We had deposit on preferred stock of $63,595 as of September 30, 2017, compared to $0 as of September 30, 2016. These shares we subsequently issued on October 30, 2017 in connection with the private placements of shares of Series H Preferred Stock.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2017 and the 12 months ended December 31, 2016, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through November 2018. To expand operations significantly we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $1,847,645 during the nine months ended September 30, 2017, compared to $2,095,725 during the nine months ended September 30, 2016, and this decrease is due to a reduction in core operational costs. The major operational cost cuts in the nine month period was the decrease in our Chief Executive Officer’s total compensation for the nine months ended September 30, 2017. The Company incurred $687,844 of costs during the nine months ended September 30, 2017 in connection with the OneMain tender offer and the Company incurred $272,601 of costs during the nine months ended September 30, 2017 in connection with the LendingClub tender offer. In addition, during the nine months ended September 30, 2017 the Company incurred one-off legal settlements and related fees of $624,283, relating to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. Of this amount, $178,982 was a non-cash item in the form of reductions to outstanding loan principal.

The Company has historically financed its operations and loans made to its customers through placements of shares of the Company’s common stock and preferred stock, private credit facilities, and working capital loans. We also received $3.4 million in connection with terminating our tender offer to purchase shares of the common stock of OneMain in June 2016 and selling the shares of OneMain we acquired as a result of that tender offer. The Company intends to continue to finances its operations and the planned expansion of its business through placements of shares of the Company’s common stock and preferred stock.

The Company received net cash from investing activities of $3,700,733 during the nine months ended September 30, 2017, compared to $1,126,332 used in investing activities during the nine months ended September 30, 2016. The increase in cash provided by investing activities is primarily due to the sale of shares of common stock of OneMain acquired in the OneMain tender offer.

We used $325,212 of net cash in financing activities during the nine months ended September 30, 2017, compared to $3,661,050 provided by financing activities during the same period in 2016. The decrease was attributable to the absence of any debt or equity capital raising proceeds compared to significant proceeds from a common stock capital raising received in the corresponding period in 2016.

At September 30, 2017, we had cash on hand of $1,850,317, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses and

(ii) the Company has not yet generated positive net cash flows from operations.

However, the Company has reduced its core operating expenses. In addition, cash in bank has significantly increased during the nine months ended September 30, 2017, resulting from substantial positive net cash flows from investing activities specifically from the sale of shares of OneMain’s common stock acquired in connection with the OneMain tender offer. Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through November 2018. However, the Company will require additional capital in order to expand its operations.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of September 30, 2017 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the nine months ended September 30, 2017 and 2016 was calculated at $0 and $96,083, respectively.

Dividend Policy

We intend to declare regular quarterly dividends to our common stockholders. The amount of future common stock dividends will be based upon a level deemed by the Company’s board of directors to be sustainable based on budgeted operating free cash flow. The amount, timing and frequency of dividends will be authorized by the Company’s board of directors and declared based on a variety of factors deemed relevant by our board of directors and no assurance can be given that our dividend policy will not change in the future.

In October 2017, our Board of Directors declared a cash dividend of $0.005 per common share for the third quarter of 2017 payable on November 20, 2017 to stockholders of record at the close of business on November 11, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Basis of Accounting

The consolidated financial statements contained in this quarterly report include the operations of IEG Holdings and its wholly-owned subsidiaries, IEC and IEC SPV. All inter-company transactions and balances have been eliminated in consolidation.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2017, 81 loans, with a total balance of $326,000, were delinquent or in default.

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

The allowance for credit losses is primarily based upon models that analyze specific portfolio statistics and also reflect management’s judgment regarding overall accuracy. We take into account several relevant internal and external factors that affect loan receivable collectivity, including the customer’s transaction history, specifically the timeliness of customer payments, the remaining contractual term of the loan, the outstanding balance of the loan, historical loan receivable charge-offs, our current collection patterns, and economic trends.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement became effective for the 2017 fiscal year. Adoption of these changes have no material impact on the consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We settled a civil action with the Commonwealth of Virginia in October 2017 pursuant to which the Commonwealth of Virginia alleged that IEC violated the Virginia Consumer Protection Act in connection with loans made to customers in Virginia. Without admitting any wrongdoing, the Company agreed to provide refunds to certain Virginia-resident borrowers who had repaid loans in full with an annual interest rate of greater than 12% APR and to reform the interest rates and loan principal balances of Virginia-resident borrowers with outstanding loans issued by the Company that carried an interest rate of greater than 12% APR. As part of the settlement, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. The Company incurred $404,283 in connection with the settlement of this civil action, which included settlement payments, legal costs, customer interest refunds and $178,982 in the form of reductions to outstanding loan principal. As of September 30, 2017, the Company had $230,227 in outstanding loans that originated in Virginia, which mature between May 2019 and April 2022.

We are not a party to any other material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us. From time to time we are involved in legal proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

We may need to raise additional capital that may not be available or may not be on favorable terms, which could harm our business.

Our growth will require that we generate additional capital either through retained earnings or the issuance of additional debt or equity securities. Additional capital may not be available on terms acceptable to us, if at all. Any equity financings could result in dilution to our shareholders or reduction in the earnings available to our common shareholders. In July 2017 we received approximately $3.4 million in cash in exchange for shares of the common stock of OneMain. We acquired those shares of OneMain’s common stock pursuant to a tender offer in exchange for shares of the Company’s common stock. The cash received in connection with the OneMain tender offer was a significant portion of the cash raised by the Company during the nine months ended September 30, 2017 and resulted in dilution of the Company’s then-existing shareholders. If we pursue another tender offer that results in the sale of shares of a target company that were acquired in exchange for shares of the Company’s common stock, our existing shareholders will be diluted and the share price of our common stock may be adversely affected. In addition, if adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended September 30, 2017.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2017	0	N/A	0	$2,000,000
August 1 – August 31, 2017	329,363	$0.65	329,363	$1,785,869
September 1 – September 30, 2017	89,410	$0.70	89,410	$1,723,120
Total	418,773	$0.66	418,773	$1,723,120

1 On January 9, 2017, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation, as amended, of IEG Holdings Corporation dated July 26, 2017.

10.1	Professional Consulting Contract dated July 1, 2017 by and between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to the document previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2017).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: November 9, 2017	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

