Form 10-K
period 2017-12-31
IEG Holdings Corp
filed 2018-03-29
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55463

IEG Holdings Corporation

(Exact name of registrant as specified in its charter)

Florida	90-1069184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3960 Howard Hughes Parkway Suite 490
Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,437,272.60 based on the last reported sale price of our common stock on the OTCQB, which was $1.10 per share on June 30, 2017.

As of March 28, 2018, there were 17,463,449 shares of the registrant’s common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

IEG Holdings Corporation (“IEG Holdings,” the “Company,” “we,” “us,” or “our”) is a fintech company that provides unsecured online consumer loans under the brand name “Mr. Amazing Loans” via our website and online application portal at www.mramazingloans.com. Fintech companies, such as IEG Holdings, apply technology to improve financial services. We started our business and opened our first office in Las Vegas, Nevada in 2010. We currently offer $5,000 and $10,000 unsecured consumer loans that mature in five years. We are currently licensed and/or hold certificates of authority and originating direct consumer loans in 20 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin. We provide loans to residents of these states through our online application portal, with all loans originated, processed and serviced out of our centralized Las Vegas head office, which eliminates the need for physical offices in all of these states.

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

OneMain Tender Offer

On January 5, 2017, we launched a tender offer for shares of OneMain Holdings, Inc. (“OneMain”) common stock (the “OneMain Tender Offer”). In our tender offer materials relating to the OneMain Tender Offer, we indicated that we intended to use our OneMain stockholdings to become an activist investor, to pressure OneMain to transform its “brick and mortar” business model to our online-only distribution business model. The OneMain Tender Offer was undersubscribed, with stockholders representing approximately 0.1% of OneMain’s outstanding shares tendering their shares. On June 16, 2017, IEG Holdings closed the OneMain Tender Offer, with 151,994 OneMain shares of common stock acquired (valued at an aggregate of $3.6 million based on the closing price of shares of OneMain common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of IEG Holdings’ common stock.

On June 16, 2017, we sent a letter to OneMain’s Chief Executive Officer and board of directors with the following activist stockholder demands:

●	Appoint Mr. Mathieson as an IEG Holdings representative on OneMain’s board of directors,
●	Appoint Mr. Mathieson as an IEG Holdings representative on OneMain’s management team,
●	Implement substantial cost cuts, and
●	Implement a new and improved online strategy.

We indicated in our letter that we intended, in our role as an activist investor, to:

●	Encourage OneMain to transform the OneMain “brick and mortar” business model to IEG Holdings’ 100% online-only distribution business model, which IEG Holdings believes could result in estimated cost savings of at least $700 million per year by closing over 1,700 OneMain offices, terminating over 10,000 employees, and achieving substantial cuts in advertising/marketing costs and other significant cost-cutting measures, including a significant reduction in aggregate annual executive compensation, and
●	Encourage OneMain to improve its business from termination of low margin OneMain business segments with a new focus on high margin unsecured loans to near prime clients, a focus on refinancing of existing high quality OneMain customers and termination of lending to subprime OneMain customers with FICO scores of less than 600 to reduce OneMain’s loss levels.

This was the only contact that IEG Holdings had with OneMain following expiration of the OneMain Tender Offer. On June 22, 2017, the fifth business day following termination of the OneMain Tender Offer, IEG Holdings sold 100% of its OneMain shares (an aggregate of 151,994 shares, which represented approximately 0.1% of OneMain’s outstanding shares) in exchange for approximately $3.4 million in cash due to lack of response from OneMain’s management, an undersubscribed tender offer and what management believed, based on the low level of tendering stockholders, to be a lack of OneMain stockholder support for the proposed business changes. Had management perceived greater OneMain stockholder support for the proposed business changes or OneMain management demonstrated a willingness to enter into discussions, IEG Holdings likely would have considered retaining its stake in OneMain for a longer period of time or indefinitely. The sale of the tendered OneMain shares by IEG Holdings significantly increased IEG Holdings’ capital and net asset value and resulted in a substantial increase in lending in the third and fourth quarters ending December 31, 2017. Despite IEG Holdings’ desire to effect changes in OneMain’s management, IEG Holdings did not include a minimum tender condition in its offer because IEG Holdings determined that the acquisition of any OneMain shares under the OneMain Tender Offer could add stockholder value by increasing IEG Holdings’ capital and net asset value.

On July 1, 2017, we and our Chief Executive Officer, Mr. Paul Mathieson who is also the sole member of our Board of Directors, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC, and Mr. Mathieson entered into a new professional consulting contract, effective as of July 1, 2017 (the “Professional Consulting Contract”). Pursuant to the terms of the Professional Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

Following the sale of the OneMain shares acquired in the OneMain Tender Offer, we have started to use, and expect to continue to use, the proceeds from the sale to fund increased new loan volumes and to pay Mr. Mathieson, our Chief Executive Officer and the sole member of our board of directors, amounts owed pursuant to the terms of his Professional Consulting Contract. The Professional Consulting Contract obligates us to pay Mr. Mathieson $1.2 million annually, plus health insurance and a discretionary bonus to be determined by our sole director. Beginning on July 1, 2018, the July 2017 Consulting Contract will be replaced with a new consulting contract. See “—Recent Developments—Professional Consulting Contract.”

Recent Developments

July 2017 Lending Club Tender Offer

On July 12, 2017, the Company filed with the SEC a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to the Company’s offer to exchange four shares of the Company’s common stock for each share of the common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club’s common stock, representing approximately 9.99% of the outstanding shares of Lending Club’s common stock as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “2017 Lending Club Tender Offer”). The 2017 Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the 2017 Lending Club Tender Offer, the price per share of the Company’s common stock, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the drop in the Company’s stock price, the Company determined that the 2017 Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, the Company determined that it would terminate the 2017 Lending Club Tender Offer and withdraw the S-4 Registration Statement. Any shares that were tendered by Lending Club stockholders were not accepted and were returned to the relevant stockholders. From time to time, the Company may consider a future tender offer where it identifies either business or investment opportunities.

2016 Reverse and Forward Stock Splits

IEG Holdings has executed and initiated reverse stock splits that have resulted in a reduction in the number of stockholders of IEG Holdings and certain stockholders were involuntarily cashed out. In April 2016 and October 2016, we effected reverse and forward stock splits. In each case, stockholders who would otherwise have received fractional shares received cash in exchange for shares of IEG Holdings. These stockholders were involuntarily cashed out, and the splits were approved by Mr. Mathieson in his capacity as our sole director. The stockholders that were involuntarily cashed out were cashed out at a higher per share price than the current per share price. Accordingly, the effects of changes in our stock price were positive for such stockholders, as they could choose to repurchase shares at a lower cost per share. As our largest stockholder, sole officer and director, Mr. Mathieson can exercise sole authority over any future reverse stock splits, including the existence of and terms of any reverse stock splits, that could result in stockholders being involuntarily cashed out. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

Abandonment of Reverse-Forward Stock Split and Cash-Out

On June 21, 2017, the Company filed with the SEC a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by the Company’s sole director and holder of a majority of the voting power of the issued and outstanding capital stock of the Company to effect a reverse 1-for-1,000 stock split (the “Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Forward Split”) of the Company’s common stock. The Company’s intention was that registered stockholders whose shares of the Company’s common stock were converted into less than one share in the Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Reverse Split and Forward Split, together with the related cash payments to stockholders with less than 1,000 shares of the Company’s common stock prior to the Reverse Split are referred to herein as the “Reverse/Forward Split.”

The primary goal of the Reverse/Forward Split was cost savings from reducing administrative costs associated with stockholder accounts, and the Company believes that previously completed reverse/forward stock splits have achieved substantial administrative cost savings. Neither the Reverse/Forward Split nor any reverse/forward stock split previously completed by the Company were designed for the purposes of or in connection with a “going private” transaction. The board of directors and controlling stockholder approved the Reverse/Forward Split on June 14, 2017, which was the day before the expiration of the tender offer for shares of OneMain common stock. The board did not believe the decision to take corporate action to effect the split was a material change to the OneMain Tender Offer as it would have only potentially impacted up to eight of the OneMain stockholders who had accepted the offer who held less than 1,000 IEG Holdings shares if they still owned their shares on July 25, 2017. Even if they did still own their shares on July 25, 2017, they would have been provided notice from the Information Statement and could have purchased a small number of extra shares to avoid being repurchased if they did not want to sell or they could have sold on the market at a higher price in the days after the OneMain Tender Offer closed and the Information Statement was filed. The total amount of the repurchase would have been approximately $100,000, would have impacted almost exclusively non-OneMain tendering stockholders and represents a non-material amount of IEG Holdings’ total assets. The total amount of less than $8,000 for the eight affected OneMain tendering stockholders compared to the approximately $3.55 million worth of OneMain shares acquired in the OneMain Tender Offer is not material. The board believes that the cost savings from the proposed Reverse/Forward Split, though not material, would have been a positive for the OneMain tendering stockholders if it had been effected.

On July 21, 2017, the Company announced that it would not effect the Reverse/Forward Split and instructed holders of the Company’s common stock to disregard the Preliminary Information Statement that was filed with the SEC in its entirety. The Company’s determination to abandon the Reverse/Forward Split was based on the Company’s launch, on July 12, 2017, of the 2017 Lending Club Tender Offer subsequent to the filing of the Preliminary Information Statement with the SEC on June 21, 2017. The Company expected that a significant number of individual new stockholders could acquire less than 1,000 shares of the Company’s common stock in connection with the 2017 Lending Club Tender Offer which could have significantly increased the cost of completing the Reverse/Forward Split. For the avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017 and no stockholders were cashed out on July 25, 2017. The Company has no intention of effecting the Reverse/Forward Split or any other reverse and/or forward split in the near future.

Stock Repurchase Program

In January 2017, our Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of our common stock for the following reasons:

●	The stock repurchase program permits the Company to purchase shares of its common stock from time to time at prices that are below what the Board believes to be the true value of the shares.

●	The Company’s common stock is trading at close to record low prices.

●	The stock repurchase program reflects the commitment of our Board of Directors to enhance stockholder value and its confidence in our long-term growth prospects.

●	The Board believes the stock repurchase program is a strategic investment and an appropriate use of corporate funds.

●	Any repurchases will only be effected to the extent that they do not impair the Company’s capital or the Company’s ability to pay its debts.

●	The Company has available liquidity from existing customer loan repayments to be able to both reinvest in new customer loans and also to strategically invest back into our company via stock repurchases.

●	The stock repurchase program will assist in improving stock liquidity and ensuring a more orderly and less volatile market for a relatively small outlay of cash.

●	No purchases are required.

Purchases under the program are authorized through December 31, 2018. As at the close of business on March 28, 2018, 458,973 shares have been repurchased to date under this program.

Declaration of Dividends

In May 2017, our sole director declared a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. On August 1, 2017, our sole director declared a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. On October 30, 2017, we declared a cash dividend of $0.005 per common share for the third quarter of 2017. The dividend was paid on November 20, 2017 to stockholders of record at the close of business on November 11, 2017.

Notes Offering Terminated

In December 2016, we launched a private offering of up to $10 million aggregate principal amount of our 12% senior unsecured notes due December 31, 2026 (the “Notes”), on a self-underwritten basis. The Notes offering was terminated in May 2017. No Notes were sold in the offering.

OneMain Holdings, Inc. Tender Offer Closed

On June 16, 2017, we closed the OneMain Tender Offer, pursuant to which we acquired 151,994 shares of the common stock of OneMain (valued at an aggregate of approximately $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock. The per share valuation of the Company’s common stock used as consideration in the OneMain Tender Offer was $1.169 per share at the closing date of the OneMain Tender Offer. On June 22, 2017, we sold 100% of the 151,994 shares of the common stock of OneMain, which we obtained in the OneMain Tender Offer, on the open market in exchange for $3.4 million in cash. We have begun to use and expect to continue to use the proceeds from the sale of those shares of the common stock of OneMain to fund increased new loan volumes in the second half of 2017 and to pay our Chief Executive Officer and the sole member of our Board of Directors amounts owed pursuant to the terms of the professional consulting contract, effective as of July 1, 2017, between IEC and our Chief Executive Officer.

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

The June 20 Amendment and the July 26 Amendment were approved by our Board of Directors on June 19, 2017 and July 26, 2017, respectively.

Resale Registration Statement Filing

On August 31, 2017, the SEC declared effective the resale registration statement (the “Resale Registration Statement”) filed by the Company on Form S-1 relating to the sale by certain selling stockholders of an aggregate of 9,089,220 shares of the Company’s common stock at a fixed price set by the Company of $3.00 per share. The shares of our common stock registered pursuant to the Resale Registration Statement represent approximately 52% of our outstanding shares of common stock as of March 28, 2018. All 6,900,000 shares of our common stock held by our Chief Executive Officer who is also the sole member of our Board of Directors and holds 39.5% of the issued and outstanding shares of our common stock, were registered for resale under the Resale Registration Statement. The actual value of shares of our common stock may be significantly less than the offering price of $3.00 per share. If the selling stockholders, including our Chief Executive Officer and sole director, sell the shares of our common stock registered under the Resale Registration Statement on the open market, the market price of the Company’s common stock may decline significantly.

Professional Consulting Contract

On July 1, 2017, we and our Chief Executive Officer, Mr. Paul Mathieson who is also the sole member of our Board of Directors, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and Mr. Mathieson entered into a new Professional Consulting Contract, effective as of July 1, 2017. Pursuant to the terms of the Professional Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract, effective July 1, 2018. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his current annual salary of $1,200,000 payable under Mr. Mathieson’s consulting contract currently in effect (the “2017 Consulting Contract”). Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by IEG Holdings. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, IEG Holdings will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

IEG Holdings expects that, beginning in the third quarter of 2018, its salary and compensation operating expense will be substantially reduced as a result of entry into the 2018 Consulting Contract.

Series H Preferred Stock Issuances & Conversions

On October 30, 2017, the Company completed a private placement of 934,589 shares of the Series H Preferred Stock to four non-U.S. persons. The Company received an aggregate purchase price of $934,589 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 15, 2017, the Company completed a private placement of 305,000 shares of Series H Preferred Stock to three non-U.S. persons. The Company received an aggregate purchase price of $305,000 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 28, 2017, the Company completed a private placement of 52,500 shares of Series H Preferred Stock to two non-U.S. persons. The Company received an aggregate purchase price of $52,500 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 31, 2017, the holders of an aggregate of 1,292,089 shares of Series H preferred stock, representing all of the outstanding Series H Preferred Shares, pursuant to the terms of the Series H Preferred Shares, converted their shares of Series H Preferred Shares, effective December 31, 2017. In accordance with the terms of the Series H Preferred Shares, upon the conversion of such Series H Preferred Shares, the Company issued to the converting holders of Series H Preferred Shares an aggregate of 5,168,356 shares of the Company’s common stock. As a result of the conversion, no Series H Preferred Shares are outstanding. In addition, as a result of the conversion and subsequent issuance of common stock, 17,463,449 shares of the Company’s common stock are issued and outstanding. Due solely to the issuance of common stock, and not as the result of any stock disposition, Paul Mathieson, the Company’s Chairman and Chief Executive Officer, is no longer a majority stockholder. Following the issuance of common stock, Mr. Mathieson owns approximately 39.5% of the Company’s outstanding common stock.

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of IEG Holdings’ common stock for each share of common stock of Lending Club, up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Corporate Name Change to Mr. Amazing Loans Corporation

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment has the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our Chief Executive Officer and sole director, and by holders of a majority of the voting power of our voting stock. In connection with the approval of the Amendment by holders of a majority of the voting power of our voting stock, we filed a preliminary information statement on Schedule 14C with the SEC on March 21, 2018. The Amendment and the corporate name change will become effective on the later of (a) the date on which the Financial Industry Regulatory Authority approves the corporate name change, and (b) April 30, 2018; provided, however, that prior to effectiveness of the corporate name change, we must first (i) file a definitive information statement on Schedule 14C with the SEC, which we expect will occur on or about April 2, 2018, (ii) mail copies of the information statement to our stockholders, and (iii) wait at least 20 days from the mailing of the information statement to our stockholders.

Control of IEG Holdings Rests with Mr. Mathieson

As our largest stockholder, sole officer and director, Mr. Mathieson will have the right to make all decisions with respect to our management. Mr. Mathieson can exercise sole authority over the direction of IEG Holdings, and any future reverse stock splits that could result in stockholders being involuntarily cashed out.

Investment Company Act of 1940

If we were deemed to be an investment company under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business. Under Sections 3(a)(1)(A) and (C) of the 1940 Act, an issuer of securities will generally fit the definition of an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) is engaged or proposes to engage in the business of issuing face-amount installment certificates or has any of this type of certificate outstanding. In addition, issuers who do not otherwise fit the definition of an investment company are sometimes deemed to be investment companies, under Section 3(a)(1)(C) of the 1940 Act, if the value of their investment securities exceeds 40% of their total assets.

Although an issuer may fall within the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act, the issuer may qualify for an exemption from the definition. Rule 3a-1 under the 1940 Act provides an exemption from the definition of investment company if, on a consolidated basis with its wholly owned subsidiaries, nor more than 45% of its net income after taxes for the last four quarters is derived from securities other than government securities and securities of majority owned subsidiaries and companies primarily controlled by it. As of December 31, 2017, we calculated both our percentage of investment security assets (securities other than government securities, employee companies and certain subsidiaries and affiliates) to total assets and our total percentage of investment income (income from investment securities) as compared to total income to be below the Rule 3a-1 45% thresholds.

We were able to maintain our compliance with the 1940 Act because we regularly monitor our status under the 1940 Act and conduct prudential analyses in accordance with the 1940 Act and the SEC’s interpretations thereof. We conduct such analyses on a consolidated basis with our wholly owned subsidiaries to determine whether the thresholds set out in Rule 3a-1 are exceeded. As a result, we do not believe that we should be regulated as an “investment company,” as such term is defined in the 1940 Act, and we intend to conduct our operations to maintain this status. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could have a material adverse effect on our business.

Market

We operate in the consumer finance industry serving the growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Deposit Insurance Corporation, 7.7% (1 in 13) of households in the United States were unbanked in 2013. This proportion represented nearly 9.6 million households. According to the Center for Financial Services December 2015 report, the rapid rise of short-term credit, which grew 37% from 2012 to 2014, while single payment credit grew only 0.1% over the same period, is starkly apparent. With anticipated regulatory changes likely to alter the feasibility of offering loans due in one lump sum, many companies are investing more heavily in installment-based credit products, while new players are seeking to upend the economics of small-dollar loans through online channels and alternative underwriting. The strong marketing and new account approval rates of subprime credit cards have also provided consumers with increased access to funds available on a short-term basis. Together, these shifts in the consumer lending industry suggest that total revenue for short-term credit products, estimated at $29 billion in 2014, may outpace that of single payment credit products, estimated at $38 billion for the same year. Short-term credit products generate nearly twice as much annual revenue as single payment credit products.

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

We are currently licensed and/or hold certificates of authority to provide loans online to residents of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin, with plans to continue to expand across the United States by acquiring additional state lending licenses. The following is a breakdown of our cumulative loan origination amounts in each licensed state for our current active loan portfolio as at December 31, 2017:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	120,000	104,150	22
Arizona	439,000	244,990	81
California	1,255,000	1,111,125	217
Florida	1,035,000	611,830	197
Georgia	732,009	500,919	135
Illinois	1,070,000	806,159	198
Kentucky	75,000	71,821	14
Louisiana	10,000	8,529	2
Maryland (1)	10,000	9,657	2
Missouri	316,000	249,405	57
Nevada	818,000	594,064	156
New Jersey	932,000	678,809	171
New Mexico	25,000	20,110	4
Ohio (2)	0	0	0
Oregon	180,000	139,282	35
Pennsylvania	655,000	532,446	119
Texas	435,565	276,190	90
Utah	45,000	38,400	8
Virginia	477,000	162,995	88
Wisconsin (3)	0	0	0

(1)	Maryland was added as a licensed state in October 2016.
(2)	Ohio was added as a licensed state in December 2016.
(3)	Wisconsin was added as a licensed state in June 2017.

Business Strategy

Our business strategy is to lower the cost of providing consumer loans by leveraging our online lending platform and distribution network to enable further loan book growth and portfolio diversification. Our strategy includes a number of key elements:

●	State-Licensed Model: Our state-licensed business model is a key element of our business strategy. We are currently licensed in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin.

●	Online Distribution: We launched online lending in March 2013 and commenced online advertising in July 2013. Upon fulfillment of state regulatory requirements, we received approval from regulators in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin to operate solely online in these states. This allows us to fully service all 20 states from our centralized Las Vegas headquarters, which we believe is a key competitive advantage over brick and mortar lenders.

●	Cost-Effective Customer Acquisition: Our customer acquisition costs have been reduced since we launched online lending and marketing.

●	Continue to Grow Loan Book: Total cumulative loan originations as of December 31, 2017 have increased 192% to $16,209,023 since our January 1, 2015 total of $5,549,023. We believe this growth in lending is attributable to launching online lending and joint venturing with a number of new marketing partners, however, such past growth is not necessarily indicative or predictive of our future results of operation.

●	Strategic Acquisitions: We have reviewed, and continue to review, opportunities to expand our business through acquisition or merger in the consumer finance sector. We are pursuing opportunities that provide synergies with our existing business and specifically target potential acquisitions that are significantly accretive to stockholder equity and/or provide significant revenue growth opportunities via a minority or majority shareholding.

On December 22, 2017, we announced that we had formed a wholly owned subsidiary to explore the legalities and economic risks and benefits of entering into a joint venture with IEC to accept repayment of customer loans in the form of existing crypto/blockchain currencies, provide the crypto equivalent of $5,000 and $10,000 loans to customers, and also potentially create and issue an IEC cryptocurrency. The company did not begin operations and was in the development planning stages. On March 14, 2018, we announced that, after considering the potential risks and benefits, we will not pursue a cryptocurrency offering or any other cryptocurrency-related ventures at this time. We will continue to monitor the developing regulatory landscape surrounding this new technology and may consider cryptocurrency opportunities in the future. In addition, we will continue to explore the potential application of blockchain technology to our core consumer lending business.

Competitive Strengths

We believe our competitive strengths are:

●	Market and Scope for Growth: Large personal and payday loan market in the United States presents opportunity for growth and expansion.

●	Regulation: We are materially compliant with state lending licenses in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin, and are well positioned for current and future regulatory changes due to ongoing compliance and conservative business model.

●	Customer Proposition: Our unsecured $5,000 and $10,000 installment loans are all offered over five years and feature affordable weekly repayments. Rates range from 12.0% - 29.9% APR which make us a low-cost alternative to payday loans which have an average APR of over 400%.

●	Online Distribution: Special approval has been granted by the Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin regulators to operate our business without a physical office location in each state. As a result, we have closed offices in Arizona, Illinois and Florida and moved to full online loan distribution, enabling us to offer loans to residents in all 20 of our licensed states from our Las Vegas headquarters.

●	Customer Acquisition: We launched online advertising in July 2013 with positive results from search engine cost per click advertising and online lead generation. In addition, we engaged a number of new marketing partners in 2014, 2015 and 2016, including online lead generators and direct mail. All of these avenues provide opportunities for strong growth at low customer acquisition costs.

●	Barriers to Entry: We believe that state licensure acts as a barrier to entry into our segment of the consumer loan market. We are strongly positioned with approval to operate under 20 state licenses from one centralized head office.

Products

We currently provide $5,000 and $10,000 online consumer loans unsecured over a five-year term with rates ranging from 12.0% to 29.9% annual percentage rate. Our current loan portfolio also includes loans remaining from our previous product offerings which were $2,000 to $10,000 loans unsecured over a three- to five-year term at 12.0% to 29.9%.

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

The following is a breakdown of loan terms and interest rates for each currently licensed state:

State	IEG Holdings’ APR for $5,000 Loans	Maximum Permitted Rate for $5,000 Loans		IEG Holdings’ APR for $10,000 Loans	Maximum Permitted Rate for $10,000 Loans
Alabama	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Arizona	24.90%	24.90%		23.90%	23.90%
California	29.90%	36.00%		29.90%	36.00%
Florida	23.90%	24.00%		19.90%	21.00%
Georgia	29.90%	30.00%		29.90%	30.00%
Illinois	29.90%	36.00%		29.90%	36.00%
Kentucky	23.90%	24.00%		23.90%	24.00%
Louisiana	28.90%	28.90%		25.50%	25.50%
Maryland	24.00%	24.00%		24.00%	24.00%
Missouri	29.90%	30.00%		29.90%	29.90%
Nevada	29.90%	36.00	%(1)	29.90%	36.00	%(1)
New Jersey	29.90%	30.00%		29.90%	30.00%
New Mexico	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Ohio	25.00%	25.00%		— (2)	—	(2)
Oregon	29.90%	36.00%		29.90%	36.00%
Pennsylvania	29.90%	30.00%		29.90%	30.00%
Texas	28.86%	28.86%		25.84%	25.84%
Utah	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Virginia	12.00%	12.00%		12.00%	12.00%
Wisconsin	29.90%	36.00%		29.90%	36.00%

(1)	There is no rate limit in this jurisdiction. However, in order to comply with the Servicemembers Civil Relief Act, the maximum APR is 36.0%.

(2)	We do not offer $10,000 loans in Ohio.

The following is an illustrative profile of our personal loans:

Loan Product	-	$5,000 and $10,000 loans
	-	5 years
	-	28.9% average APR
	-	Fixed rate, fully amortizing
	-	No hidden or additional fees
	-	No prepayment penalties

Loan Purpose	Loans available for any purpose. Common uses include:

	-	Debt consolidation
	-	Medical expenses
	-	Home improvements
	-	Auto repairs
	-	Major purchase
	-	Discretionary spending
Average Borrower Demographic	-	600 - 750 credit score
	-	$40,000 - $100,000 income
	-	25 - 60 years old

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

The following graphs depict our monthly loan origination values from January 2013 through December 2017 and our yearly revenue for 2013 through 2017:

The following table sets forth the minimum, maximum and average credit score, income and age of our current borrowers as of December 31, 2017:

Average Borrower Demographic of Current Loan Portfolio as at December 31, 2017

Demographic	Minimum	Maximum	Average
Credit Score	559	886	667
Income	$24,372	273,396	63,867
Age	23	86	45

Customer Acquisition

Since launching online lending in July 2013, our marketing efforts have been focused on online customer acquisition. We saw increases in loan applications and inquiries as a result of search engine advertising and commenced banner advertising, remarketing and search engine optimization in 2014. We commenced online video advertising in 2015. We have also engaged numerous online lead generators who provide personal loan leads on a daily basis with a combination of cost per funded loan and cost per application expense. We are continuing to develop relationships with additional lead generation partners to drive further growth. We also supplement our online marketing efforts with traditional direct mail advertising.

Additional Information Regarding Our Loan Portfolio

This section provides additional quantitative information and qualitative discussion related to our loan portfolio and related credit metrics and trends including key loan and credit metrics.

Loans Receivable Roll-Forward

The table below documents the activity in the loan receivable accounts for the period indicated. Specifically, it shows a roll-forward of our loans receivable balance, detail of new loan originations, principal reductions from cash collections and loan charge-offs. The data encompasses changes during each quarter of 2017 and also changes during the full year 2017 compared to 2016.

	New Loans	Principal Reductions	Loan Charge- Offs	Quarter-end Balance
Q1 2017 Activity
Balance 12-31-16 $7,587,349	$140,000	$482,391	$330,637	$6,914,321
Q2 2017 Activity
Balance 3-31-17 $6,914,321	$145,000	$503,130	$538,259	$6,017,932
Q3 2017 Activity
Balance 06-30-17 $6,017,932	$855,000	$634,088	$315,308	$5,923,536
Q4 2017 Activity
Balance 09-30-17 $5,923,536	$965,000	$436,752	$290,903	$6,160,881

2017 Activity Summary
Bal 12-31-16 $7,587,349	$2,105,000	$2,056,361	$1,475,107	$6,160,881

New loan volume slowed in the first half of 2017 due to Company capital constraints and reduced advertising. New loan volume increased in the second half of 2017 due to increased available Company capital and increased advertising. However, the increased level of principal reductions from cash collections and once-off Virginia loan principal reductions due to legal settlements resulted in a reduction in the loans receivable balance to $6,160,881 as at December 31, 2017 compared to $7,587,349 at December 31, 2016.

The table below documents the activity in the loan receivable accounts for the periods indicated. Specifically, it shows a roll-forward of our loans receivable balance, detail of new loan originations, principal reductions from cash collections and loan charge-offs. The data encompasses changes during each quarter of 2016 and also changes during the full year 2016 compared to 2015.

	New Loans	Principal Reductions	Loan Charge-Offs	Quarter-end Balance
Q1 2016 Activity
Balance 12-31-15 $8,110,077	$535,000	$541,082	$441,956	$7,662,039
Q2 2016 Activity
Balance 3-31-16 $7,662,039	$1,785,000	$459,806	$220,725	$8,766,508
Q3 2016 Activity
Balance 6-30-16 $8,766,508	$375,000	$567,779	$320,239	$8,253,490
Q4 2016 Activity
Balance 9-30-16 $8,253,490	$425,000	$435,766	$655,375	$7,587,349

2016 Activity Summary
Bal 12-31-15 $8,110,077	$3,120,000	$2,004,433	$1,638,295	$7,587,349

New loan volume slowed in the second half of 2016 due to Company capital constraints and reduced advertising. The level of principal reductions from cash collections, combined with reduced new 2016 loan volumes (compared to 2015) and an increase in loan charge-offs, resulted in a reduction in the loans receivable balance to $7,587,349 as at December 31, 2016 compared to $8,110,077 at December 31, 2015.

Portfolio Yield

The following table shows, as of December 31, 2017, the aggregate loan principal outstanding and the average portfolio yield by state. In addition, to show indicative duration of the portfolio yield, the table shows the average loan amount, average current principal outstanding and the average years to maturity of the loans in each state.

State	Total Current Principal ($)	Average Yield (%)	Average Loan Amount ($)	Average Current Principal ($)	Average Years to Maturity

Alabama	104,150	29.90	5,455	4734	3.7
Arizona	244,990	24.89	5,420	3,025	2.0
California	1,111,125	29.90	5,783	5,120	3.9
Florida	611,830	23.40	5,242	3,106	2.2
Georgia	500,919	29.90	5,422	3,711	2.2
Illinois	806,159	29.90	5,404	4,072	3.0
Kentucky	71,821	29.90	5,357	5,130	4.5
Louisiana	8,529	28.90	5,000	4,264	4.6
Missouri	249,405	29.90	5,544	4,376	3.2
Maryland (1)	9,657	24.00	5,000	4,828	4.5
Nevada	594,064	29.86	5,244	3,808	2.8
New Jersey	678,809	29.90	5,450	3,970	2.9
New Mexico	20,110	29.90	6,250	5,027	3.1
Ohio (2)	0
Oregon	139,794	29.90	5,143	3,979	3.0
Pennsylvania	532,446	29.90	5,504	4,474	3.3
Texas	276,190	24.00	4,473	3,571	2.4
Utah	38,400	29.90	5,625	4,800	3.5
Virginia	162,995	12.00	5,420	1,852	2.5
Wisconsin (3)	0

(1) Maryland was added as a licensed state in October 2016.

(2) Ohio was added as a licensed state in December 2016.

(3) Wisconsin was added as a licensed state in June 2017.

We undertook an advertising strategy during the first half of 2017 that focused on refinancing customers in the states with an average yield of 29.9% only to maximize our portfolio yield while we were capital constrained. In the third and fourth quarters of 2017 we focused on providing new loans to customers in the states with an average yield of 29.9% to maximize our portfolio yield. The advertising strategy resulted in an increase in the average portfolio yield in 2017 compared to 2016.

The following table shows, as of December 31, 2016, the aggregate loan principal outstanding and the average portfolio yield by state. In addition, to show indicative duration of the portfolio yield, the table shows the average loan amount, average current principal outstanding and the average years to maturity of the loans in each state.

State	Total Current Principal ($)	Average Yield (%)	Average Loan Amount ($)	Average Current Principal ($)	Average Years to Maturity

Alabama	89,203	29.90	5,278	4,956	4.3
Arizona	370,766	24.90	5,152	3,745	2.8
California	779,210	29.90	5,215	4,780	4.2
Florida	1,073,758	23.93	5,162	3,863	3.1
Georgia	800,394	29.90	5,379	4,522	3.6
Illinois	936,025	29.90	5,260	4,415	3.6
Kentucky	14,426	29.90	5,000	4,809	4.5
Louisiana	12,839	28.90	5,000	4,280	4.0
Maryland (1)	0
Missouri	254,103	29.90	5,068	4,307	3.6
Nevada	663,594	29.90	4,932	3,770	3.2
New Jersey	843,708	29.90	5,240	4,305	3.4
New Mexico	27,056	29.90	5,000	4,509	3.9
Ohio (2)	0
Oregon	163,429	29.90	5,000	4,417	3.9
Pennsylvania	562,074	29.90	5,427	4,804	3.9
Texas	347,538	17.80	4,820	3,764	3.4
Utah	49,829	29.90	5,000	4,530	4.0
Virginia	599,398	29.89	5,339	4,375	3.5
Wisconsin (3)	0

(1) Maryland was added as a licensed state in October 2016.

(2) Ohio was added as a licensed state in December 2016.

(3) Wisconsin was added as a licensed state in June 2017.

We undertook an advertising strategy during 2016 that focused on seeking new customers in the states with an average yield of 29.9% only to maximize our portfolio yield while we were capital constrained. The advertising strategy resulted in an increase in the average portfolio yield in 2016 compared to 2015.

Customer Acquisition Costs

Since launching online lending in 2013, our marketing efforts have been focused on online customer acquisition. We experienced increases in loan applications and inquiries as a result of search engine advertising and commenced banner advertising, remarketing and search engine optimization in 2014. We commenced online video advertising in 2015. We have also engaged numerous online lead generators who provide personal loan leads on a daily basis with a combination of cost per funded loan and cost per application expense. We are continuing to develop relationships with additional lead generation partners to drive further growth. We also supplement our online marketing efforts with traditional direct mail advertising.

The following table shows the level of advertising cost versus the level of loan volume in 2016 and 2017 as both a dollar amount and as a percentage of loan volume for the relevant year. The advertising cost represents both general advertising/brand awareness costs as well as direct fees paid to lead generators and direct mail costs. Although it potentially overstates the direct cost of customer acquisition in a particular year it provides a guide to the general cost and trends in customer acquisition costs. In addition, the customer cost of acquisition is upfront, whereas the revenue from the customer is typically realized 5 years later and for repeat customers, even later.

Origination Year	Loan Volume	Advertising Cost	Cost of Acquisition
2016	$3,120,000	$373,350	12.0%
2017	$2,105,000	$407,760	19.4%

In 2017 there was a substantial increase in advertising expenses as a percentage of new loans funded in the year as a significant direct mail campaign targeting new customers was conducted with more competition from competitors for new loans. However, enhancements have been made to the Company’s internal underwriting procedures and process in early 2018 that management believe should result in a reduction in the cost of customer acquisition in 2018 to substantially less than 2017 levels.

Gross Charge-off Ratio and Recovery Ratio

The credit quality of our loans is driven by our underwriting criteria, which takes into account income, money management, credit history, employment history and willingness and capacity to repay the proposed loan. The profitability of our loan portfolio is directly connected to net credit losses; therefore, we closely analyze credit performance. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates. Because loan volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume and annual percentage rate.

The table below sets forth information regarding the gross charge-off ratio and the recovery ratio in both dollar amounts and in terms of a ratio versus outstanding loans receivable balance. The data is presented for each quarter in 2016 and 2017, for each of the full years for 2016 and 2017.

Date	Loans Receivable Balance ($)	Average Balance ($) Quarterly	Charge-Offs ($) Quarterly	Ratio (%) Quarterly	Average Balance ($) Annual	Charge-Offs ($) Annual	Ratio (%) Annual	Recovery ($) Annual	Recovery (%) Annual
12-31-15	8,110,077
3-31-16	7,662,039	7,886,058	441,956	5.60
6-30-16	8,766,508	8,214,273	220,725	2.69
9-30-16	8,253,490	8,509,999	320,239	3.76
12-31-16	7,587,349	7,920,419	655,375	8.27	7,848,713	1,638,295	20.87	27,149	1.66
03-31-17	6,914,321	7,250,835	330,637	4.56	-	-	-	-	-
06-30-17	6,017,932	6,466,127	538,259	8.32	-	-	-	-	-
09-30-17	5,923,536	5,970,734	315,308	5.28	-	-	-	-	-
12-31-17	6,160,881	6,042,208	290,903	4.81	6,874,115	1,475,107	21.46	57,308	3.89

We saw a slight increase in charge-off ratio in 2017 versus 2016 as we saw an increasing trend in customer hardship and more customers utilizing external debt management services. We significantly increased our level of loss recoveries in both dollar amount and percentage of loans receivable balance due to more internal resources being allocated to the task, combined with a larger pool of losses to recover funds from.

Delinquency Ratio

The tables below set forth, for the period indicated, information concerning the delinquency ratio measured in buckets of days delinquent in both dollar amounts and also as a percentage of total principal.

Delinquency Summary
Total Principal 2017		1-30 Days Principal		1-30 Days Percentage	31-60 Days Principal		31-60 Days Percentage	61-90 Days Principal		61-90 Days Percentage	91-120 Days Principal		91-120 Days Percentage	Over 120 Days Principal		Over 120 Days Percentage	Past Due		Past Due Percentage

$6,160,881		$491,371		7.98	$157,988		2.56	$84,640		1.37	$90,945		1.48	$236,761		3.84	$570,334		9.26
(1590 Loans	)	(135 Loans	)		(41 Loans	)		(23 Loans	)		(24 Loans	)		(62 Loans	)		(150 Loans	)

At December 31, 2017, we had 86 loans delinquent or in default (defined as 91+ days past due), representing 5.32% of the number of loans in our active portfolio. Loans become eligible for the lender to take legal action at 60 days past due. At December 31, 2017, our delinquency percentage rate for past due loans was 9.26% (31+ days) with an allowance for loan loss at 20.00%.

Delinquency Summary
Total Principal 2016		1-30 Days Principal		1-30 Days Percentage	31-60 Days Principal		31-60 Days Percentage	61-90 Days Principal		61-90 Days Percentage	91-120 Days Principal		91-120 Days Percentage	Over 120 Days Principal		Over 120 Days Percentage	Past Due		Delinquent Percentage

$7,587,349		$669,570		8.83	$257,299		3.39	$163,590		2.16	$210,790		2.78	$156,308		2.06	$787,987		10.39
(1782 Loans	)	(156 Loans	)		(58 Loans	)		(40 Loans	)		(48 Loans	)		(35 Loans	)		(181 Loans	)

At December 31, 2016, we had 83 loans delinquent or in default (defined as 91+ days past due), representing 4.84% of the number of loans in our active portfolio. Loans become eligible for the lender to take legal action at 60 days past due. At December 31, 2016, our delinquency percentage rate for past due loans was 10.39% (31+ days) with an allowance for loan loss at 16.00%. There was an increase in the delinquency ratio from December 31, 2015 to December 31, 2016 due to an increasing trend in customer hardship, combined with a fall in loans receivables principal outstanding.

Allowance for Credit Losses Ratio

Management exercises its judgment, based on quantitative analyses, qualitative factors, such as recent delinquency and other credit trends, and experience in the consumer finance industry, when determining the amount of the allowance for loan receivable losses. We adjust the amounts for management’s estimate of the effects of events and conditions such as changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment, and personal bankruptcies.

The allowance for credit losses ratio (reserve level) was increased from 16% for 2016 to 20% for 2017. The net loan balance decreased from $6,374,908 at December 31, 2016 to $4,928,704 at December 31, 2017. The net loan balance at the current reserve level of 20% is $4,928,704 at December 31, 2017.

There was no change in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses in the twelve months of 2017 compared to the year ended December 31, 2016. There were no material changes in international, national, regional, and local economic and business conditions and developments in the twelve months of 2017 compared to the year ended December 31, 2016 that affected the collectability of the portfolio, including the condition of various market segments other than increased customer hardship. During 2017 there was no significant change in the nature of the loan portfolio and was a decrease in the average size of the loan portfolio. There were no changes in the experience, ability, and depth of lending management and other relevant staff in the twelve months ended December 31, 2017. There was a decrease in the volume and severity of past due loans and the volume of non-accrual loans due to a smaller loan portfolio for the twelve months ended December 31, 2017, as compared to the year ended December 31, 2016. No changes were made to the quality of our loan review system in the twelve months ended December 2017. There was no significant effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our loan portfolio in the twelve months ended December 31, 2017.

Contractual Loan Maturity

The following table shows, as of December 31, 2017, the aggregate principal amount of loans by maturity date.

Loans Maturing	Current Principal	Maturing
Within 1 year	$31,482	0.51%
Within 2 years	$805,358	13.07%
Within 3 years	$1,661,511	26.97%
Within 4 years	$1,694,940	27.51%
Within 5 years	$1,967,589	31.94%
TOTAL	$6,160,881

The following table shows, as of December 31, 2016, the aggregate principal amount of loans by maturity date.

Loans Maturing	Current Principal	Maturing
Within 1 year	$8,356	0.11%
Within 2 years	$101,140	1.33%
Within 3 years	$1,685,971	22.22%
Within 4 years	$3,131,799	41.28%
Within 5 years	$2,660,083	35.06%
TOTAL	$7,587,349

All loans are written with a fixed 5-year term (closed end) with no exceptions, providing an affordable repayment either weekly or monthly. However, loans can be repaid early without any penalty. As the tables above show, the Company has a substantial long duration loan book with over 86% of current loans maturing in more than two years’ time and the majority mature in the 3 to 5 year range, which is expected to continue in the future.

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

Portfolio Ledger Stratification as at December 31, 2017

	Current Unpaid Principal Balance	%
0 - 30 days	$5,590,547	90.75%
31 - 60 days	157,988	2.56%
61 - 90 days	84,640	1.37%
91 - 120 days	90,945	1.48%
121 - 184 days	236,761	3.84%
Total	$6,160,881	100%

At December 31, 2017 we also had 86 loans delinquent or in default (defined as 91+ days past due) representing 5.32% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

Cryptocurrency/Blockchain

On December 22, 2017, we announced that we had formed a wholly owned subsidiary to explore the legalities and economic risks and benefits of entering into a joint venture with IEC to accept repayment of customer loans in the form of existing crypto/blockchain currencies, provide the crypto equivalent of $5,000 and $10,000 loans to customers, and also potentially create and issue an IEC cryptocurrency. The company did not begin operations and was in the development planning stages. On March 14, 2018, we announced that, after considering the potential risks and benefits, we will not pursue a cryptocurrency offering or any other cryptocurrency-related ventures at this time. We will continue to monitor the developing regulatory landscape surrounding this new technology and may consider cryptocurrency opportunities in the future. In addition, we will continue to explore the potential application of blockchain technology to our core consumer lending business.

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

Consumer loans are also regulated at the state level, and the regulatory requirements vary between states. We are licensed in the following states:

●	Alabama (Consumer Credit License, No. MC 22125, which commenced on August 13, 2015)

●	Arizona (Consumer Lender License, No. CL0918180, which commenced on May 20, 2011)

●	California (Finance Lender License, No. 60 DBO 35873, which commenced on July 7, 2015)

●	Florida (Consumer Finance Company License, No. CF9900865, which commenced on August 29, 2011)

●	Georgia (Certificate of Authority, No. 14021183, which commenced on March 4, 2014)

●	Illinois (Consumer Installment Loan License, No. CI3095, which commenced on April 13, 2011)

●	Kentucky (Consumer Finance License, No. CL327249, which commenced on December 17, 2015)

●	Louisiana (License No. 1226052-980840, which was issued on October 2, 2015)

●	Maryland (License No. 2307, which commenced on October 25, 2016)

●	Missouri (Consumer Installment Loan License, No. ###-##-####, which commenced on April 7, 2014)

●	Nevada (Installment Loan License, No. II22748, which commenced on June 15, 2010)

●	New Jersey (Consumer Lender License, No. L066960, which commenced on April 24, 2014)

●	New Mexico (Certificate of Authority, No. 5012554, which commenced on January 29, 2015)

●	Ohio (License No. SL 400243, which commenced on December 21, 2016)

●	Oregon (Consumer Finance License, No. 0407-001-C, which commenced on January 8, 2015)

●	Pennsylvania (Consumer Lender License, No. 49269, which commenced on December 23, 2014)

●	Texas (Regulated Lender License, No. 1400031843-150319, which commenced on November 14, 2014)

●	Utah (Consumer Lender License, which commenced on February 5, 2015)

●	Virginia (Certificate of Authority, No. CIS0368, which commenced on March 5, 2014)

●	Wisconsin (Loan Company License, No. 3051, which commenced on June 19, 2017)

State licensing statutes impose a variety of requirements and restrictions on us, including:

●	record-keeping requirements;

●	restrictions on servicing practices, including limits on finance charges and fees;

●	disclosure requirements;

●	examination requirements;

●	surety bond and minimum net worth requirements;

●	financial reporting requirements;

●	notification requirements for changes in principal officers, stock ownership or corporate control;

●	restrictions on advertising; and

●	review requirements for loan forms.

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

Office Location

Our executive office, which also serves as our centralized operational headquarters and Nevada branch, is located at 3960 Howard Hughes Parkway, Suite 490, Las Vegas, Nevada 89169. This facility occupies a total of approximately 1,906 square feet under a lease that expires on September 30, 2020. Our annual rental cost for this facility is approximately $69,531, plus a proportionate share of operating expenses which are expected to be minimal as the space is 1.32% of the total building rentable space. We believe this facility is adequate for our current and near term future needs due to our online strategy and our ability to operate 7 days a week with unrestricted hours of operation from this location.

Employees

As of March 28, 2018, we had five full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

In 2005, Mr. Mathieson, our Chief Executive Officer and sole director, founded IEG in Sydney, Australia. IEG launched the Amazing Loans business in Australia in 2005 and the Mr. Amazing Loans business in the United States via IEGC in 2010. From 2005 until 2012, Mr. Mathieson operated the Amazing Loans business through IEG in Australia. In 2012 following an extensive cost/benefit analysis, IEG’s management made a strategic decision to focus on its U.S. operations and cease its Australian operations. Management concluded that it should cease Australian operations due to the following:

●	a lack of funding opportunities for non-U.S. loan receivables,

●	the difficulties of operating in the Australian time zone compared to the Las Vegas time zone of its principal executive offices,

●	the Australian requirement to maintain a specific Australian lending license for Australian operations or to utilize expensive outsourcing for licensing,

●	the small size of the Australian consumer finance market as compared to the U.S. market (approximately 1/100th of the size),

●	the lack of automation opportunities in Australia due to the absence of instant access to FICO credit score information and other significant data only available for U.S. residents,

●	the significant extra cost and time requirements to provide audited accounts for any non-Australian operations,

●	significantly different/expensive website and documentation requirements for Australia, and

●	the perceived reticence of U.S. investors to invest in Australian operations (mainly due to an unwillingness to travel to Australia for due diligence purposes).

Accordingly, IEG ceased doing business in Australia in 2012.

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

Effective April 1, 2016, we amended our amended and restated articles of incorporation, as amended, in order to effect a 1-for-100 reverse stock split. No fractional shares were issued. Rather, we paid stockholders who would have received a fractional share an amount equal to the average closing price per share of our common stock on the OTCQB, averaged over the period of 30 consecutive calendar days ending on (and including) April 1, 2016. In April 2016, we purchased 1,793 shares of the common stock of IEG Holdings in exchange for an aggregate purchase price of $130,769, equivalent to $72.93 per share. As a result, there was a reduction in the number of record holders with 676 record holders of the Company receiving cash in exchange for their shares of IEG Holdings in connection with this forward stock split and reverse stock split transaction. In addition, after the reverse stock split was effected on April 1, 2016, we amended our amended and restated articles of incorporation, as amended, to effect (i) a 100-for-1 forward stock split, and (ii) a reduction in the number of authorized shares of common stock from 3 billion to 200 million.

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

Effective October 27, 2016, we effected a reverse stock split of our outstanding shares of common stock, at the ratio of 1-for-1,000. No fractional shares were issued. Rather, we paid stockholders who would have received a fractional share an amount equal to the average closing price per share of our common stock on the OTCQX, averaged over the period of 30 consecutive calendar days preceding the reverse stock split. We purchased 12,957 shares of IEG Holdings common stock in exchange for an aggregate purchase price of $78,330 equivalent to $6.04 per share.  As a result, there was a reduction in the number of record holders with 309 record holders of the Company receiving cash in exchange for their IEG Holdings shares in connection with this reverse stock split and forward stock split transaction. Immediately following the completion of the reverse stock split, we effected a forward stock split of our common stock on a 100-for-1 share basis and a reduction of the number of authorized shares of common stock from 200,000,000 to 40,000,000.

Effective December 5, 2016, we increased our number of authorized shares of common stock from 40,000,000 to 300,000,000.

On June 20, 2017, we filed articles of amendment (the “June 20 Amendment”) to our amended and restated articles of incorporation, as amended. The June 20 Amendment has the effect of revising the terms of the Series H preferred stock to:

(1)	remove rights to receive dividends on our Series H preferred stock;
(2)	increase the conversion ratio of our Series H preferred stock from 0.2 shares of our common stock per share of Series H preferred stock to one share of our common stock per share of Series H preferred stock;
(3)	remove our right to redeem or call the Series H preferred stock;
(4)	provide for automatic conversion of Series H preferred stock into shares of our common stock on December 31, 2017; and
(5)	remove the voting rights for Series H preferred stock except with respect to changes to our articles which would amend, alter, change or repeal any of the powers, designations, preferences and rights of holders of the Series H preferred stock.

In addition, on July 26, 2017, we filed articles of amended (the “July 26 Amendment”) to our articles that had the effect of further revising the terms of the Series H preferred stock to increase the conversion ratio of the Series H preferred stock from one share of our common stock per share of Series H preferred stock to four shares of our common stock per share of Series H preferred stock.

The Amendment was approved by the Company’s board of directors on June 19, 2017 and July 26, 2017, respectively.

On October 30, 2017, the Company completed a private placement of 934,589 shares of the Series H Preferred Stock to four non-U.S. persons. The Company received an aggregate purchase price of $934,589 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 15, 2017, the Company completed a private placement of 305,000 shares of Series H Preferred Stock to three non-U.S. persons. The Company received an aggregate purchase price of $305,000 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 28, 2017, the Company completed a private placement of 52,500 shares of Series H Preferred Stock to two non-U.S. persons. The Company received an aggregate purchase price of $52,500 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 31, 2017, the holders of an aggregate of 1,292,089 shares of Series H preferred stock, representing all of the outstanding Series H Preferred Shares, pursuant to the terms of the Series H Preferred Shares, converted their shares of Series H Preferred Shares, effective December 31, 2017. In accordance with the terms of the Series H Preferred Shares, upon the conversion of such Series H Preferred Shares, the Company issued to the converting holders of Series H Preferred Shares an aggregate of 5,168,356 shares of the Company’s common stock. As a result of the conversion, no Series H Preferred Shares are outstanding. In addition, as a result of the conversion and subsequent issuance of common stock, 17,463,449 shares of the Company’s common stock are issued and outstanding. Due solely to the issuance of common stock, and not as the result of any stock disposition, Paul Mathieson, the Company’s Chairman and Chief Executive Officer, is no longer a majority stockholder. Following the issuance of common stock, Mr. Mathieson owns approximately 39.5% of the Company’s outstanding common stock.

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

Since January 2015, the amount we have loaned to borrowers (our loan book) has increased by 192.1% from $5,549,023 to $16,209,023 as of December 31, 2017. We expect to continue to grow our loan book and number of customers at an accelerated rate in the future. Our future success will depend in part on our continued ability to manage our growth. We may not be able to achieve our growth plans, or sustain our historical growth rates or grow at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we are unable to grow as planned, our business and prospects could be adversely affected.

IEG Holdings has executed and initiated reverse stock splits that have resulted in a reduction in the number of stockholders of IEG Holdings. Stockholders may be involuntarily cashed out in the future.

In April 2016, we effected a reverse stock split at a ratio of one share of the common stock of IEG Holdings for every 100 such shares. In October 2016, we effected a reverse stock split at a ratio of one share of the common stock of IEG Holdings for every 1,000 such shares. In each case, stockholders who would otherwise have received fractional shares received cash in exchange for shares of IEG Holdings and as a result, in April 2016, we purchased 1,793 shares of the common stock of IEG Holdings in exchange for an aggregate purchase price of $130,769, and in October 2016, we purchased 12,957 shares of the common stock of IEG Holdings in exchange for an aggregate purchase price of $78,330.  If we decide to execute a reverse stock split in the future, IEG Holdings stockholders could be required to accept cash in exchange for their shares of IEG Holdings.

As our largest stockholder, sole officer and director, Mr. Mathieson can exercise sole authority over any future reverse stock splits, including the existence of and terms of any reverse stock splits, that could result in stockholders being involuntarily cashed out. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

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

Our growth will require that we generate additional capital either through retained earnings or the issuance of additional debt or equity securities. Additional capital may not be available on terms acceptable to us, if at all. Any equity financings could result in dilution to our stockholders or reduction in the earnings available to our common stockholders. In July 2017, we received approximately $3.4 million in cash in exchange for shares of OneMain common stock. We acquired those shares of OneMain’s common stock pursuant to the OneMain Tender Offer in exchange for shares of the Company’s common stock. The cash received in connection with the OneMain Tender Offer was a significant portion of the cash raised by the Company during the year ended December 31, 2017 and resulted in dilution of the Company’s then-existing stockholders. In addition, if adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected.

As an online consumer loan company whose principal means of delivering personal loans is the Internet, we are subject to risks particular to that method of delivery.

We are predominantly an online consumer loan company and there are a number of unique factors that Internet-based loan companies face. These include concerns for the security of personal information, the absence of personal relationships between lenders and customers, the absence of loyalty to a conventional hometown branch, our customers’ difficulty in understanding and assessing the substance and financial strength of an online loan company, a lack of confidence in the likelihood of success and permanence of online loan companies and many individuals’ unwillingness to trust their personal details and financial future to a relatively new technological medium such as the Internet. As a result, some potential customers may be unwilling to establish a relationship with us.

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

A significant disruption in our computer systems or a cybersecurity breach could adversely affect our operations.

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

We contract with third parties to provide services related to our online web lending and marketing, as well as systems that automate the servicing of our loan portfolios. See “—We depend on third-party service providers for our core operations including online lending and loan servicing and interruptions in or terminations of their services could materially impair the quality of our services.” While there are material cybersecurity risks associated with these services, we require that our vendors provide industry-leading encryption, strong access control policies, Statement on Standards for Attestation Engagements (SSAE) 16 audited data centers, systematic methods for testing risks and uncovering vulnerabilities, and industry compliance audits to ensure data and assets are protected. To date, we have not experienced any cyber incidents that were material, either individually or in the aggregate.

Our unsecured loans generally have delinquency and default rates higher than prime and secured loans, which could result in higher loan losses.

We are in the business of originating unsecured personal loans. As of December 31, 2017, approximately 1.89% of our customers are subprime borrowers, which we define as borrowers having credit scores below 600 on the Vantage model 1.0 credit risk scale developed by VantageScore Solutions, LLC. Unsecured personal loans and subprime loans generally have higher delinquency and default rates than secured loans and prime loans. Subprime borrowers are associated with lower collection rates and are subject to higher loss rates than prime borrowers. Subprime borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions, particularly unemployment. If our borrowers default under an unsecured loan, we will bear a risk of loss of principal, which could adversely affect our cash flow from operations. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss. We attempt to manage these risks with risk-based loan pricing and appropriate management policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed. If aspects of our business, including the quality of our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our borrowers’ capacity to repay their loans, our results of operations, financial condition and liquidity could be materially adversely affected. At December 31, 2017 we had 150 loans considered past due at 31+ days past due, representing 9.26% of the number of loans in our active portfolio. At December 31, 2017, we had 86 loans delinquent or in default (defined as 91+ days past due) representing 5.32% of the number of loans in our active portfolio. Loans become eligible for a lender to take legal action at 60 days past due.

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

Our business strategy depends on our ability to remain competitive. There is strong competition for customers from personal loan companies and other types of consumer lenders, including those that use the Internet as a medium for lending or as an advertising platform. Our competitors include:

●	large, publicly-traded, state-licensed personal loan companies such as OneMain Holdings, Inc.;

●	peer-to-peer lending companies such as LendingClub Corporation and Prosper Marketplace Inc.;

●	online personal loan companies such as Avant;

●	“brick and mortar” personal loan companies, including those that have implemented websites to facilitate online lending; and

●	payday lenders, tribal lenders and other online consumer loan companies.

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

If we were deemed to be an investment company under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, an issuer of securities will generally fit the definition of an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) is engaged or proposes to engage in the business of issuing face-amount installment certificates or has any of this type of certificate outstanding. In addition, issuers who do not otherwise fit the definition of an investment company are sometimes deemed to be investment companies, under Section 3(a)(1)(C) of the 1940 Act, if the value of their investment securities exceeds 40% of their total assets.

Although an issuer may fall within the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act, the issuer may qualify for an exemption from the definition. Rule 3a-1 under the 1940 Act provides an exemption from the definition of investment company if, on a consolidated basis with its wholly owned subsidiaries, nor more than 45% of its net income after taxes for the last four quarters is derived from securities other than government securities and securities of majority owned subsidiaries and companies primarily controlled by it. As of December 31, 2017, we calculated both our percentage of investment security assets (securities other than government securities, employee companies and certain subsidiaries and affiliates) to total assets and our total percentage of investment income (income from investment securities) as compared to total income to be below the Rule 3a-1 45% thresholds.

We were able to maintain our compliance with the 1940 Act because we regularly monitor our status under the 1940 Act and conduct prudential analyses in accordance with the 1940 Act and the SEC’s interpretations thereof. We conduct such analyses on a consolidated basis with our wholly owned subsidiaries to determine whether the thresholds set out in Rule 3a-1 are exceeded. As a result, we do not believe that we should be regulated as an “investment company,” as such term is defined in the 1940 Act, and we intend to conduct our operations to maintain this status. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could have a material adverse effect on our business.

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

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2017 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the year ended December 31, 2017 and 2016 was calculated at $0 and $57,094, respectively.

Risks Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of March 28, 2018, our common stock has had a 52-week high sale price of $4.19 and a low sale price of $0.14. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

Because Mr. Mathieson, our largest stockholder, Chief Executive Officer and sole director, will make all management decisions, including with respect to any future reverse stock splits that could result in stockholders being involuntarily cashed out, you should only invest in IEG Holdings shares if you are comfortable entrusting Mr. Mathieson to make all decisions.

As our largest stockholder, sole officer and director, Mr. Mathieson will have the right to make all decisions with respect to our management. Mr. Mathieson can exercise sole authority over the direction of IEG Holdings, and any future reverse stock splits that could result in stockholders being involuntarily cashed out. Investors will not have an opportunity to evaluate specific projects that will be financed with future operating income. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

Future stock issuances would dilute stockholders’ ownership, and may reduce our share value.

If, in the future, we authorize an increase in our authorized common stock and issue additional shares, the future issuance of common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

An increase in our authorized shares would need to be authorized by our stockholders. However, Mr. Mathieson, our largest stockholder, sole officer and director, beneficially owns 6,900,000 shares of our common stock, which represents 39.5% of our outstanding common stock. As a result, Mr. Mathieson controls a substantial percentage of our voting power and therefore has substantial influence over all matters submitted to our stockholders for approval. In addition, we can issue additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in our company and could depress our stock price.

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

Our Chief Executive Officer is the largest, but not a majority, stockholder. This concentration of stock could limit your ability to influence the outcome of important transactions, including a change in control.

As of March 28, 2018, Mr. Mathieson beneficially owned 6,900,000 shares of our common stock, which represents 39.5% of our outstanding common stock. As a result, Mr. Mathieson controls a substantial percentage of our voting power and therefore has substantial influence over all matters submitted to our stockholders for approval. Mr. Mathieson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 17,463,449 shares of our common stock outstanding as of March 28, 2018, approximately 5,393,093 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Shares registered in our resale registration statement on Form S-1 may adversely affect the market for our shares.

The market price of IEG Holdings’ common stock may decline as a result of the registration for resale by us of 9,089,220 shares of our common stock, equal to approximately 52% of our outstanding common stock as of March 28, 2018. Of the shares registered for resale, Mr. Mathieson, our Chairman and Chief Executive Officer, beneficially owns 6,900,000 of such shares. Mr. Mathieson’s shares are not tradable without restriction, however, as they remain subject to certain restrictions, including volume restrictions, as a result of his status as an affiliate of IEG Holdings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Because we are a smaller reporting company, this Item is not applicable.

ITEM 2. PROPERTIES

Description of Property

Our executive office, which also serves as our centralized operational headquarters and Nevada branch, is located at 3960 Howard Hughes Parkway, Suite 490, Las Vegas, Nevada 89169. This facility occupies a total of approximately 1,906 square feet under a lease that expires on September 30, 2020. Our annual rental cost for this facility is approximately $69,531, plus a proportionate share of operating expenses which are expected to be minimal as the space is 1.32% of the total building rentable space. We believe this facility is adequate for our current and near term future needs due to our online strategy and our ability to operate 7 days a week with unrestricted hours of operation from this location.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB market tier of the OTC Markets Group under the symbol “IEGH.” Securities quoted on the OTCQB trade via a dealer network, as opposed to trading on a centralized stock exchange, such as the NYSE. In order to have securities quoted on the OTCQB, a company must be current in its financial reporting, but it is not subject to any minimum financial requirements and listing standards, as is the case with the NYSE. Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table sets forth, as reported by the OTCQB, the per share high and low bid quotations for our common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our common stock. Trading in securities, such as our common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices. See “Risk Factors—Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.”

	High	Low
2016
Quarter Ended March 31, 2016	$99.00	$49.50
Quarter Ended June 30, 2016	65.00	17.50
Quarter Ended September 30, 2016	24.00	16.60
Quarter Ended December 31, 2016	7.50	2.01

2017
Quarter Ended March 31, 2017	8.60	1.00
Quarter Ended June 30, 2017	4.19	0.56
Quarter Ended September 30, 2017	1.20	0.14
Quarter Ended December 31, 2017	0.56	0.18

On March 28, 2018, the closing price per share of our common stock as quoted on the OTCQB was $0.253.

Dividends

Prior to May 2017, we had not paid any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. In August 2017, we announced the declaration of a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. On October 30, 2017, we declared a cash dividend of $0.005 per common share for the third quarter of 2017. The dividend was paid on November 20, 2017 to stockholders of record at the close of business on November 11, 2017. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Holders of Common Stock

As of March 28, 2018, there were approximately 633 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

On December 31, 2017, the holders of an aggregate of 1,292,089 shares of Series H preferred stock, representing all of the outstanding Series H Preferred Shares, pursuant to the terms of the Series H Preferred Shares, converted their shares of Series H Preferred Shares, effective December 31, 2017. In accordance with the terms of the Series H Preferred Shares, upon the conversion of such Series H Preferred Shares, the Company issued to the converting holders of Series H Preferred Shares an aggregate of 5,168,356 shares of the Company’s common stock. As a result of the conversion, no Series H Preferred Shares are outstanding. In addition, as a result of the conversion and subsequent issuance of common stock, 17,463,449 shares of the Company’s common stock are issued and outstanding. Due solely to the issuance of common stock, and not as the result of any stock disposition, Paul Mathieson, the Company’s Chairman and Chief Executive Officer, is no longer a majority stockholder. Following the issuance of common stock, Mr. Mathieson owns approximately 39.5% of the Company’s outstanding common stock.

Stock Repurchases

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended December 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2017	—	—	—	$1,723,120
November 1 – November 30, 2017	18,100	$0.3019	18,100	$1,717,656
December 1 – December 31, 2017	22,100	$0.2290	22,100	$1,712,596
Total	40,200	$0.2618	40,200	$1,712,596

(1) On January 9, 2017, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the Company’s financial statements referred to under “Item 15. Exhibits and Financial Statement Schedules” of this annual report on Form 10-K, and previously published historical financial statements not included in this annual report on Form 10-K. The selected financial data set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements, including the footnotes. Basic and diluted loss per share has been adjusted retroactively for the 1-for-100 reverse split that occurred on June 17, 2015 and for the net 1-for-10 reverse split that occurred on October 27, 2016.

	For the Fiscal Years Ended December 31,
	2017	2016	2015	2014	2013

Statements of Income Data:
Revenues	$1,696,128	$2,135,046	$1,835,165	$529,225	$62,949
Operating expenses	6,420,388	6,876,194	7,012,609	5,381,671	4,345,539
Loss from operations	(4,724,260)	(4,741,147)	(5,177,444)	(4,852,446)	(4,282,590)
Loss on sale of marketable securities	$(153,514)	$-	$-	$-	$-
Legal settlements and related fees	$(628,376)	$-	$-	$-	$-
Other income (expense)	$431	$12,278	$(520,754)	$(549,308)	$(195,385)
Net loss	$(5,505,719)	$(4,728,869)	$(5,698,198)	$(5,401,754)	$(4,477,975)
Dividends on preferred shares	-	(35,517)	(311,056)	(204,526)	-
Net loss attributable to common stockholders	$(5,505,719)	$(4,764,386)	$(6,009,254)	$(5,606,280)	$(4,477,975)
Net loss attributable to common stock per share, basic and diluted	$(0.49)	$(0.60)	$(2.52)	$(4.20)	$(7.24)

	December 31,
	2017	2016	2015	2014	2013
Cash	$704,006	$322,441	$485,559	$433,712	$281,879
Current Assets	$2,086,636	$1,710,370	$1,689,063	$1,026,758	$346,598
Total Assets	$5,750,922	$6,821,947	$7,758,149	$4,929,120	$922,140
Current Liabilities	$51,053	$1,060	$107,963	$307,156	$627,384
Long-Term Liabilities	$-	$-	$-	$2,230,000	$2,296,212
Accumulated Deficit	$(30,616,038)	$(25,110,319)	$(20,381,450)	$(14,683,252)	$(9,281,498)
Stockholders’ Equity	$5,699,869	$6,820,887	$7,650,186	$2,391,964	$(2,001,456)

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

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2016 and in 2017, we completed private placements of our common stock and our preferred stock in exchange for which we received an aggregate of approximately $4.76 million, which we used to finance our operations and offer personal loans to our customers. We also received $3.4 million in connection with selling the shares of OneMain we acquired as a result of the OneMain Tender Offer.

As of December 31, 2017, we had 1,590 loans issued and outstanding to our customers, with an aggregate amount of $6,160,881. The table below sets forth the payment status of the loans in our portfolio as of December 31, 2017.

Portfolio Ledger Stratification as at December 31, 2017

	Current Unpaid Principal Balance	%
0 - 30 days	$5,590,547	90.75%
31 - 60 days	157,988	2.57%
61 - 90 days	84,640	1.37%
91 - 120 days	90,945	1.48%
121 - 184 days	236,761	3.84%
Total	$6,160,881	100%

At December 31, 2017 we also had 86 loans delinquent or in default (defined as 91+ days past due) representing 5.32% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Recent Developments

2017 Lending Club Tender Offer

On July 12, 2017, the Company filed with the SEC a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to the Company’s offer to exchange four shares of the Company’s common stock for each share of the common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club’s common stock, representing approximately 9.99% of the outstanding shares of Lending Club’s common stock as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “2017 Lending Club Tender Offer”). The 2017 Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the 2017 Lending Club Tender Offer, the price per share of the Company’s common stock, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the drop in the Company’s stock price, the Company determined that the 2017 Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, the Company determined that it would terminate the 2017 Lending Club Tender Offer and withdraw the S-4 Registration Statement. Any shares that were tendered by Lending Club stockholders were not accepted and were returned to the relevant stockholders. From time to time, the Company may consider a future tender offer where it identifies either business or investment opportunities.

Abandonment of Reverse-Forward Stock Split and Cash-Out

On June 21, 2017, the Company filed with the SEC a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by the Company’s sole director and holder of a majority of the voting power of the issued and outstanding capital stock of the Company to effect a reverse 1-for-1,000 stock split (the “Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Forward Split”) of the Company’s common stock. The Company’s intention was that registered stockholders whose shares of the Company’s common stock were converted into less than one share in the Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Reverse Split and Forward Split, together with the related cash payments to stockholders with less than 1,000 shares of the Company’s common stock prior to the Reverse Split are referred to herein as the “Reverse/Forward Split.”

The primary goal of the Reverse/Forward Split was cost savings from reducing administrative costs associated with stockholder accounts, and the Company believes that previously completed reverse/forward stock splits have achieved substantial administrative cost savings. Neither the Reverse/Forward Split nor any reverse/forward stock split previously completed by the Company were designed for the purposes of or in connection with a “going private” transaction. The board of directors and controlling stockholder approved the Reverse/Forward Split on June 14, 2017, which was the day before the expiration of the OneMain Tender Offer. The board did not believe the decision to take corporate action to effect the split was a material change to the OneMain Tender Offer as it would have only potentially impacted up to eight of the OneMain stockholders who had accepted the offer who held less than 1,000 IEG Holdings shares if they still owned their shares on July 25, 2017. Even if they did still own their shares on July 25, 2017, they would have been provided notice from the Information Statement and could have purchased a small number of extra shares to avoid being repurchased if they did not want to sell or they could have sold on the market at a higher price in the days after the OneMain Tender Offer closed and the Information Statement was filed. The total amount of the repurchase would have been approximately $100,000, would have impacted almost exclusively non-OneMain tendering stockholders and represents a non-material amount of IEG Holdings’ total assets. The total amount of less than $8,000 for the eight affected OneMain tendering stockholders compared to the approximately $3.55 million worth of OneMain shares acquired in the OneMain Tender Offer is not material. The board believes that the cost savings from the proposed Reverse/Forward Split, though not material, would have been a positive for the OneMain tendering stockholders if it had been effected.

On July 21, 2017, the Company announced that it would not effect the Reverse/Forward Split and instructed holders of the Company’s common stock to disregard the Preliminary Information Statement that was filed with the SEC in its entirety. The Company’s determination to abandon the Reverse/Forward Split was based on the Company’s launch, on July 12, 2017, of the 2017 Lending Club Tender Offer subsequent to the filing of the Preliminary Information Statement with the SEC on June 21, 2017. The Company expected that a significant number of individual new stockholders could acquire less than 1,000 shares of the Company’s common stock in connection with the 2017 Lending Club Tender Offer which could have significantly increased the cost of completing the Reverse/Forward Split. For the avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017 and no stockholders were cashed out on July 25, 2017. The Company has no intention of effecting the Reverse/Forward Split or any other reverse and/or forward split in the near future.

Stock Repurchase Program

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. As of December 31, 2017, the Company had purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404. The Company subsequently cancelled all 458,973 shares purchased in connection with the stock repurchase program.

OneMain Holdings, Inc. Tender Offer

On June 16, 2017, we closed the OneMain Tender Offer, pursuant to which we acquired 151,994 shares of the common stock of OneMain (valued at an aggregate of approximately $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock. The per share valuation of the Company’s common stock used as consideration in the OneMain Tender Offer was $1.169 per share at the closing date of the OneMain Tender Offer. On June 22, 2017, we sold 100% of the 151,994 shares of the common stock of OneMain, which we obtained in the OneMain Tender Offer, on the open market in exchange for $3.4 million in cash. We have begun to use and expect to continue to use the proceeds from the sale of those shares of the common stock of OneMain to fund increased new loan volumes in the second half of 2017 and to pay our Chief Executive Officer and the sole member of our Board of Directors amounts owed pursuant to the terms of the professional consulting contract, effective as of July 1, 2017, between IEC and our Chief Executive Officer.

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

The June 20 Amendment and the July 26 Amendment were approved by our Board of Directors on June 19, 2017 and July 26, 2017, respectively.

Resale Registration Statement

On August 31, 2017, the SEC declared effective the resale registration statement (the “Resale Registration Statement”) filed by the Company on Form S-1 relating to the sale by certain selling stockholders of an aggregate of 9,089,220 shares of the Company’s common stock at a fixed price set by the Company of $3.00 per share. The shares of our common stock registered pursuant to the Resale Registration Statement represent approximately 52.0% of our outstanding shares of common stock as of March 28, 2018. All 6,900,000 shares of our common stock held by our Chief Executive Officer who is also the sole member of our Board of Directors and holds 39.5% of the issued and outstanding shares of our common stock, were registered for resale under the Resale Registration Statement. The actual value of shares of our common stock may be significantly less than the offering price of $3.00 per share. If the selling stockholders, including our Chief Executive Officer and sole director, sell the shares of our common stock registered under the Resale Registration Statement on the open market, the market price of the Company’s common stock may decline significantly.

Professional Consulting Contract

On July 1, 2017, we and our Chief Executive Officer, Mr. Paul Mathieson who is also the sole member of our Board of Directors, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1.00 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and Mr. Mathieson entered into a new professional consulting contract, effective as of July 1, 2017 (the “Professional Consulting Contract”). Pursuant to the terms of the Professional Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract, effective July 1, 2018. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his current annual salary of $1,200,000 payable under Mr. Mathieson’s consulting contract currently in effect (the “2017 Consulting Contract”). Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by IEG Holdings. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, IEG Holdings will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

IEG Holdings expects that, beginning in the third quarter of 2018, its salary and compensation operating expense will be substantially reduced as a result of entry into the 2018 Consulting Contract.

Series H Preferred Stock Issuances & Conversions

On October 30, 2017, the Company completed a private placement of 934,589 shares of the Series H Preferred Stock to four non-U.S. persons. The Company received an aggregate purchase price of $934,589 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 15, 2017, the Company completed a private placement of 305,000 shares of Series H Preferred Stock to three non-U.S. persons. The Company received an aggregate purchase price of $305,000 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 28, 2017, the Company completed a private placement of 52,500 shares of Series H Preferred Stock to two non-U.S. persons. The Company received an aggregate purchase price of $52,500 for the sale of the shares of Series H Preferred Stock and intends to use the proceeds from that sale to expand its operations, including through increased advertising designed to increase the amount and number of loans entered into with customers and to fund operations of the Company. The issuance of shares of Series H Preferred Stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

On December 31, 2017, the holders of an aggregate of 1,292,089 shares of Series H preferred stock, representing all of the outstanding Series H Preferred Shares, pursuant to the terms of the Series H Preferred Shares, converted their shares of Series H Preferred Shares, effective December 31, 2017. In accordance with the terms of the Series H Preferred Shares, upon the conversion of such Series H Preferred Shares, the Company issued to the converting holders of Series H Preferred Shares an aggregate of 5,168,356 shares of the Company’s common stock. As a result of the conversion, no Series H Preferred Shares are outstanding. In addition, as a result of the conversion 17,463,449 shares of the Company’s common stock are issued and outstanding. Due solely to the issuance of common stock, and not as the result of any stock disposition, Paul Mathieson, the Company’s Chairman and Chief Executive Officer, is no longer a majority stockholder. Following the issuance of common stock, Mr. Mathieson owns approximately 39.5% of the Company’s outstanding common stock.

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of IEG Holdings’ common stock for each share of common stock of Lending Club, up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Corporate Name Change to Mr. Amazing Loans Corporation

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment has the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our Chief Executive Officer and sole director, and by holders of a majority of the voting power of our voting stock. In connection with the approval of the Amendment by holders of a majority of the voting power of our voting stock, we filed a preliminary information statement on Schedule 14C with the SEC on March 21, 2018. The Amendment and the corporate name change will become effective on the later of (a) the date on which the Financial Industry Regulatory Authority approves the corporate name change, and (b) April 30, 2018; provided, however, that prior to effectiveness of the corporate name change, we must first (i) file a definitive information statement on Schedule 14C with the SEC, which we expect will occur on or about April 2, 2018, (ii) mail copies of the information statement to our stockholders, and (iii) wait at least 20 days from the mailing of the information statement to our stockholders.

Results of Operations

For the year ended December 31, 2017 compared to December 31, 2016

The following table illustrates key results of operations for the year ended December 31, 2017 and 2016, respectively.

	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUES
Interest revenue	$1,617,494	$2,086,976
Other revenue	78,634	48,070
TOTAL REVENUES	1,696,128	2,135,046
OPERATING EXPENSES

Salaries and compensation	1,494,637	1,592,990
Other operating expenses	395,352	628,642
Provision for credit losses	1,494,843	1,865,362
Advertising	407,760	373,350
Rent	66,331	178,678
Public company and corporate finance expenses	2,555,519	2,228,554
Depreciation and amortization	5,946	8,618
TOTAL OPERATING EXPENSES	6,420,388	6,876,194
LOSS FROM OPERATIONS	(4,724,260)	(4,741,147)
OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(153,514)	-
Legal settlements and related fees	(628,376)	-
Miscellaneous income (expense)	431	12,278
TOTAL OTHER INCOME (EXPENSE)	(781,459)	12,278
NET LOSS	$(5,505,719)	$(4,728,869)

Interest Revenue

For the year ended December 31, 2017, interest revenue decreased to $1,617,494, compared to $2,086,976 for the year ended December 31, 2016. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period.

Other Revenue

For the year ended December 31, 2017, other revenue increased to $78,634, compared to $48,070 for the year ended December 31, 2016. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to an increase in loan loss recovery during the year ended December 31, 2017.

Salaries and Compensation

For the year ended December 31, 2017, salaries and compensation expenses decreased to $1,494,637, compared to $1,592,990 for the year ended December 31, 2016. The decrease was primarily attributable to the lower number of total staff employed in 2017 compared to 2016 and no director fees during 2017.

Other Operating Expenses

For the year ended December 31, 2017, other operating expenses decreased to $395,352, compared to $628,642 for the year ended December 31, 2016. The decrease was attributable to utility expense decrease, decreased loan collection ACH fees and the lower loan underwriting costs and client service costs due to reduced new loan volume in the current period.

Provision for Credit Losses

For the year ended December 31, 2017, the provision for credit losses expense decreased to $1,494,843, compared to $1,865,362 for the year ended December 31, 2016. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from year ended December 31, 2016 was due to the smaller loan portfolio in the current period.

Advertising

For the year ended December 31, 2017, advertising expenses increased to $407,760, compared to $373,350 for the year ended December 31, 2016. This increase is attributable to an increase in customer acquisition costs incurred, including online advertising, direct mail, and lead generation costs in the current period.

Rent

For the year ended December 31, 2017, rent expense decreased to $66,331, compared to $178,678 for the year ended December 31, 2016. The decrease was due to the termination of our Florida, Illinois and Arizona leases in 2016.

Public Company and Corporate Finance Expenses

For the year ended December 31, 2017, public company and corporate finance expenses increased to $2,555,519, compared to $2,228,554 for the year ended December 31, 2016. The increase was due to significant one-off costs incurred related to the OneMain tender offer and the Lending Club Tender Offer.

Depreciation and Amortization

For the year ended December 31, 2017, depreciation and amortization decreased to $5,946, compared to $8,618 for the year ended December 31, 2016. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the year ended December 31, 2017, loss on sale of marketable securities increased to $153,514, compared to $0 for the year ended December 31, 2016. The increase was due to the loss on sale of OneMain shares acquired in the OneMain tender offer and subsequently sold.

Legal Settlements and Related Fees

For the year ended December 31, 2017, legal settlements and related fees increased to $628,376, compared to $0 for the year ended December 31, 2016. The increase was due to the Virginia legal settlements and related fees.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $704,006 as of December 31, 2017, compared to $322,441 as of December 31, 2016. The increase resulted from lower loans receivable originated during the period and higher net cash provided by investing activities due to the sale of common shares of OneMain received in connection with the OneMain tender offer.

Loans Receivable

We had net loan receivables of $4,928,704 as of December 31, 2017, compared to $6,374,908 as of December 31, 2016. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses. The decrease was due to lower loan originations in the current period versus repayment of loan principal by customers, and Virginia legal settlement principal reductions. In addition, there was an increase in the percentage allowance for credit losses at December 31, 2017 versus 2016.

Other Receivables

We had other receivables of $75,364 as of December 31, 2017, as compared to $84,851 as of December 31, 2016. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at December 31, 2017. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $13,376 as of December 31, 2017, as compared to $19,322 as of December 31, 2016. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Security Deposits

We had security deposits of $11,234 as of December 31, 2017, as compared to $7,470 as of December 31, 2016. The increase was due primarily to an increase in the security deposit requirement from our new Las Vegas office lease.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $51,053 as of December 31, 2017, compared to $1,060 as of December 31, 2016. The increase was due to management’s decision to delay payment of some December expenses in full in the current period which meant that accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

In 2017 and 2016, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through March 2019. To expand operations, we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $3,621,758 during the year ended December 31, 2017, compared to $2,777,621 during the year ended December 31, 2016, and this increase is in line with expectations due to the reduction of our revenue. The company also incurred $687,844 of costs in connection with the OneMain tender offer and the Company incurred $465,147 of costs in connection with the Lending Club tender offer. In addition, the Company incurred one-off legal settlements and related fees of $628,376, relating to an action by the State of Virginia under the Virginia consumer lending program and a separate legal action by an individual customer. Of this amount, $178,982 was a non-cash item in the form of reductions to outstanding loan principal.

The Company has historically financed its operations and loans made to its customers through placements of shares of the Company’s common stock and preferred stock, private credit facilities, and working capital loans. We also received $3.4 million in connection with terminating our tender offer to purchase shares of the common stock of OneMain in June 2016 and selling the shares of OneMain we acquired as a result of that tender offer. The Company intends to continue to finance its operations and the planned expansion of its business through placements of shares of the Company’s common stock and preferred stock.

The Company received net cash from investing activities of $3,172,485 during the year ended December 31, 2017, compared to $1,115,567 used in investing activities during the year ended December 31, 2016. The increase in cash provided by investing activities is primarily due to the sale of shares of common stock of OneMain acquired in the OneMain tender offer and a reduction of $1,015,000 in loans originated in 2017 compared to 2016.

We were provided $830,838 of net cash from financing activities during the year ended December 31, 2017, compared to $3,730,070 of net cash from financing activities during the year ended December 31, 2016. The decrease was attributable to the absence of any common stock equity capital raising proceeds compared to the significant proceeds from a common stock capital raising received in the corresponding period in 2016.

At December 31, 2017, we had cash on hand of $704,006, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i)	the Company has reported recurring losses and
(ii)	the Company has not yet generated positive net cash flows from operations.

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through March 2019. Management’s plans include a reduction of advertising costs to reduce loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2019. However, the Company intends, over the next 12 months, to seek additional capital via common shares, preference shares and/or debt financing to expand operations and the Company. The Board of Directors approved a stock repurchase program in 2016 that expires at the end of 2018. However, management has no intention to repurchase a significant number of shares unless additional capital has been secured.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2017 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the twelve months ended December 31, 2017 and 2016 was calculated at $0 and $57,094, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through March 2019. Management’s plans include a reduction of advertising costs to reduce loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2019. However, the Company intends, over the next 12 months, to seek additional capital via common shares, preference shares and/or debt financing to expand operations and the Company. The Board of Directors approved a stock repurchase program in 2016 that expires at the end of 2018. However, management has no intention to repurchase a significant number of shares unless additional capital has been secured.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2017, 86 loans, with a total balance of $327,706 were delinquent or in default.

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

The Company does not accrue interest on impaired loans and any recoveries of impaired loans are recorded to other revenue. Changes in the allowance for credit losses are recorded as operating expenses in the accompanying statement of operations.

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

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$704,006			$704,006
Loans receivable, net	$			4,928,704	$4,928,704

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Adoption of these changes have no material impact on the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

In the evaluation as of December 31, 2017, our management, including our Chief Executive Officer and our Chief Financial Officer, noted that there was no audit committee during 2017. The lack of an audit committee was a material weakness due to limited approval on related party transactions. As of the date of this annual report on Form 10-K, this material weakness has not been corrected and we do not anticipate that we will have an audit committee in the near future. Our sole director has discussed the material weakness with our independent registered public accounting firm.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment has the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our Chief Executive Officer and sole director, and by holders of a majority of the voting power of our voting stock on March 21, 2018. The Amendment and the corporate name change will become effective on the later of (a) the date on which the Financial Industry Regulatory Authority approves the corporate name change, and (b) April 30, 2018; provided, however, that prior to effectiveness of the corporate name change, we must first (i) file a definitive information statement on Schedule 14C with the SEC, which we expect will occur on or about April 2, 2018, (ii) mail copies of the information statement to our stockholders, and (iii) wait at least 20 days from the mailing of the information statement to our stockholders.

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

Name	Age	Position(s)
Paul Mathieson	43	Chief Executive Officer & Director
Carla Cholewinski	64	Chief Operating Officer and Chief Credit Officer

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

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2017. During the year ended December 31, 2017, Mr. Mathieson participated in deliberations of our board of directors concerning executive officer compensation. No member of our board is, or was during the fiscal year ended December 31, 2017, an officer, former officer or employee of the Company or any of its subsidiaries, or a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. No executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s compensation committee or (ii) the board of directors of another entity of which one of the executive officers of such entity served on the Company’s Board, during the fiscal year ended December 31, 2017.

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

2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Mathieson, Chief Executive Officer	2017 2016	600,000 1,000,000	400,000 —	(1)	— —	— —	— —	— —	— —	1,000,000 1,000,000

Carla Cholewinski, Chief Operating Officer and Chief Credit Officer	2017 2016	230,000 230,000	13,000 13,000		— —	— —	— —	— —	— —	243,000 243,000

(1) The material factors considered by our board in awarding the bonus to Mr. Mathieson were the increase in new equity capital and core operational cost cuts in the relevant period.

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers. However, on November 2, 2016, Investment Evolution Corporation, a wholly owned subsidiary of the Company (“IEC”), and Mr. Mathieson entered into a professional consulting contract, effective January 1, 2017 (the “January 2017 Consulting Contract”). Pursuant to the terms of the January 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The January 2017 Consulting Contract has a term of one year and renews automatically for one year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson $1.00 annually and a discretionary bonus to be determined by the Company’s board of directors.

On July 1, 2017, we and our Chief Executive Officer agreed to terminate, effective July 1, 2017, the January 2017 Consulting Contract Concurrently with the termination of the January 2017 Consulting Contract, IEC and our Chief Executive Officer entered into a new professional consulting contract, effective as of July 1, 2017 (the “July 2017 Consulting Contract”). Pursuant to the terms of the July 2017 Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The July 2017 Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits, reimbursement for all reasonable expenses, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security, relocation and entertainment expenses, as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson. A bonus of $400,000 was approved by the Board and paid for the year ended December 31, 2017.

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract, effective July 1, 2018. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his current annual salary of $1,200,000 payable under the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by IEG Holdings. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, IEG Holdings will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

IEG Holdings expects that, beginning in the third quarter of 2018, its salary and compensation operating expense will be substantially reduced as a result of entry into the 2018 Consulting Contract.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 28, 2018, we had 17,463,449 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2018, and reflects:

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

Unless otherwise indicated, the business address of each person listed is in care of IEG Holdings Corporation, 3960 Howard Hughes Parkway, Suite 490, Las Vegas, NV 89169.

Name	Position	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:

Paul Mathieson	Chief Executive Officer and Director	6,900,000	39.5%

Carla Cholewinski	Chief Operating Officer and Chief Credit Officer	2,000	*

All executive officers and directors as a group (2 persons)		6,902,000	39.5%

* Less than 1%.

DESCRIPTION OF SECURITIES

The following description of our capital stock is based upon our amended and restated articles of incorporation, as amended, our amended and restated bylaws and applicable provisions of law, in each case as currently in effect. This discussion does not purport to be complete and is qualified in its entirety by reference to our amended and restated articles of incorporation, as amended, and our amended and restated bylaws, copies of which are filed with the SEC as exhibits to the annual report on Form 10-K.

Authorized Capital Stock

As of March 28, 2018, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.001 per share, and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. At March 28, 2018, we had 17,463,449 shares of common stock issued and outstanding. As of March 28, 2018, we had no shares of Series H preferred stock issued and outstanding. Effective June 17, 2015, the Series B, Series C, Series D and Series E preferred stock were cancelled. Effective January 1, 2016, the Series F and Series G preferred stock were entirely converted and/or redeemed. Effective March 31, 2016, the Series A preferred stock was entirely converted. Effective May 16, 2016, the Series A, Series F and Series G preferred stock were cancelled. As of December 31, 2017, all shares of Series H preferred stock have been converted.

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

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which no shares are outstanding as of March 28, 2018. There are no sinking fund provisions applicable to our Series H preferred stock.

Ranking. The Series H preferred stock ranks pari passu with any other series of preferred stock designated by IEG Holdings and not designated as senior securities or subordinate to the Series H preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of IEG Holdings, a holder of Series H preferred stock will be entitled to receive $1.00 per share of Series H preferred stock.

Dividends. The Series H preferred stock is not entitled to receive dividends.

Conversion. At 5:00 p.m., Eastern time, on December 31, 2017, each issued and outstanding share of Series H preferred stock will automatically convert into shares of common stock on the basis of four shares of common stock for each share of Series H preferred stock.

Voting. The Series H preferred stock has no right to vote on any matter to come before our stockholders; provided, however, that the affirmative vote at least 50% of the then outstanding Series H preferred shares is required for any change to our articles of incorporation, as amended, which would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series H preferred stock.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2017.

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

The Company has a professional consulting contract with Mr. Mathieson, the Company’s Chief Executive Officer and the sole member of the Board of Directors, according to which the Company paid the Chief Executive Officer a total of $1,000,000 in cash and $0 in health insurance premiums and costs for the year ended December 31, 2017. On July 1, 2017, we and our Chief Executive Officer agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1.00 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and our Chief Executive Officer entered into a new professional consulting contract, effective as of July 1, 2017 (the “July 2017 Consulting Contract”). Pursuant to the terms of the July 2017 Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The July 2017 Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits, reimbursement for all reasonable expenses, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security, relocation and entertainment expenses, as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson. A bonus of $400,000 was approved by the Board and paid for the year ended December 31, 2017.

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract, effective July 1, 2018. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, IEG Holdings agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his current annual salary of $1,200,000 payable under the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by IEG Holdings. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, IEG Holdings will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

Chief Executive Officer

During the year ended December 31, 2017, the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contract between the Company and the Chief Executive Officer of $1,000,000. During the year ended December 31, 2017, the Company also paid in cash common share dividends in the amount of $103,500 to our Chief Executive Officer.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $243,000 for the year ended December 31, 2017. During the year ended December 31, 2017, the Company also paid in cash common share dividends in the amount of $30 to our Chief Operating Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Rose, Snyder & Jacobs LLP for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$147,000	$105,250
Audit-Related Fees	38,075	37,000
Tax Fees	25,190	14,000
All Other Fees	0	0
Total	$210,265	$156,250

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

(3) Exhibits.

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 8, 2015).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of IEG Holdings Corporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 18, 2015).

3.6	Articles of Amendment effective September 10, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on September 15, 2015).

3.7	Articles of Amendment effective December 1, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 4, 2015).

3.8	Articles of Amendment effective January 8, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 14, 2016).

3.9	Articles of Amendment effective March 22, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 28, 2016).

3.10	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.11	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.12	Articles of Amendment effective May 16, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 20, 2016).

3.13	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.14	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.15	Articles of Amendment effective December 5, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 5, 2016).

3.16	Articles of Amendment of IEG Holdings Corporation, filed with the Secretary of State of the State of Florida on June 20, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 21, 2017).

3.17*	Articles of Amendment of IEG Holdings Corporation, filed with the Secretary of State of the State of Florida on March 26, 2018.

3.17	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.6	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

10.7+	Professional Consulting Contract effective January 1, 2017 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on November 3, 2016).

10.8+	Professional Consulting Contract effective July 1, 2017 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on July 3, 2017).

10.9+	Professional Consulting Contract effective July 1, 2018 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on March 26, 2018).

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: March 29, 2018	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Mathieson	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer and principal financial officer)	March 29, 2018
Paul Mathieson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IEG Holdings Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IEG Holdings Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2011.

Encino, California

March 28, 2018

15821 VENTURA BOULEVARD, SUITE 490, ENCINO, CALIFORNIA 91436 PHONE: (818) 461 - 0600 ● FAX: (818) 461 - 0610

IEG HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
ASSETS
Cash and cash equivalents	$704,006	$322,441
Loans receivable, net, note 2	4,928,704	6,374,908
Other receivables	75,364	84,851
Prepaid expenses	18,238	12,955
Property and equipment, net, note 3	13,376	19,322
Security deposits	11,234	7,470

TOTAL ASSETS	$5,750,922	$6,821,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$51,053	$1,060

TOTAL LIABILITIES	$51,053	$1,060

COMMITMENTS AND CONTINGENCIES, note 8

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively, note 5	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,463,449 and 9,714,186 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively, note 5	2,240,931	2,233,182
Additional paid-in capital	34,074,976	29,698,025
Accumulated deficit	(30,616,038)	(25,110,319)

TOTAL STOCKHOLDERS’ EQUITY	5,699,869	6,820,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,750,922	$6,821,947

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES
Interest revenue	$1,617,494	$2,086,976
Other revenue	78,634	48,070

TOTAL REVENUES	1,696,128	2,135,046

OPERATING EXPENSES
Salaries and compensation	1,494,637	1,592,990
Other operating expenses	395,352	628,642
Provision for credit losses	1,494,843	1,865,362
Advertising	407,760	373,350
Rent	66,331	178,678
Public company and corporate finance expenses	2,555,519	2,228,554
Depreciation and amortization	5,946	8,618

TOTAL OPERATING EXPENSES	6,420,388	6,876,194

LOSS FROM OPERATIONS	(4,724,260)	(4,741,147)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(153,514)	-
Legal settlements and related fees	(628,376)	-
Miscellaneous income (expense)	431	12,278

TOTAL OTHER INCOME (EXPENSE)	(781,459)	12,278

NET LOSS	$(5,505,719)	$(4,728,869)

Dividends on preferred shares	-	(35,517)

Net loss attributable to common stockholders	(5,505,719)	(4,764,386)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	(153,514)	-
Less: Reclassified adjustment for losses included in net loss	153,514	-
Comprehensive loss attributable to common stockholders	(5,505,719)	(4,764,386)

Net loss attributable to common stock per share, basic and diluted	$(0.49)	$(0.60)

Weighted average number of common shares outstanding, basic and diluted	11,276,456	7,918,922

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Preferred Stock		Preferred Stock		Preferred Stock		Additional	Prepaid Preferred			Accumulated Other
	Common Stock		Series A		Series G		Series H		Paid-in	Share	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Redemption	Receivable	Deficit	Income	Total

Balance, January 1, 2016	2,887,428	$2,165,405	1,000,000	$1,000	160,000	$160	-	$-	$26,025,071	$(160,000)	$-	$(20,381,450)	$-	$7,650,186

Prepaid Preferred Share Redemption					(160,000)	(160)			(159,840)	160,000				-

Issuance of shares at $50.00	370	4							18,496					18,500

Issuance of Preferred Shares	-	-					3,071,000	3,071	3,067,929		(2,825,000)	-		246,000

Conversion of Preferred Shares to Common Shares	6,400,000	64,000	(1,000,000)	(1,000)					(63,000)	-		-		-

Issuance of shares at $10.00	386,718	3,867							3,863,321					3,867,188

Buyback of shares	(14,750)	(148)							(208,952)					(209,099)

Issuance of shares for reverse split rounding	218	0							-					-

Issuance of shares for consulting fee offset	5,000	5							12,495					12,500

Conversion of Preferred Shares to Common Shares	49,200	49					(246,000)	(246)	197					-

Preferred Share Cancellation							(2,825,000)	(2,825)	(2,822,175)		2,825,000			-

Preferred Dividends									(35,517)					(35,517)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,728,869)	-	(4,728,869)

Balance, December 31, 2016	9,714,186	$2,233,182	-	$-	-	$-	-	$-	$29,698,025	$-	$-	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040							3,550,580					3,553,620

Unrealized loss on marketable securities													(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss													153,514	153,514

Buyback of shares	(458,973)	(459)							(286,945)					(287,404)

Issuance of Preferred Shares	-	-					1,292,089	1,292	1,290,797					1,292,089

Conversion of Preferred Shares to Common Shares	5,168,356	5,168					(1,292,089)	(1,292)	(3,876)					-

Common Stock Dividends									(173,605)					(173,605)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,505,719)	-	(5,505,719)

Balance, December 31, 2017	17,463,449	$2,240,931	-	$-	-	$-	-	$-	$34,074,976	$-	$-	$(30,616,038)	$-	$5,699,869

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,505,719)	$(4,728,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,494,843	1,865,362
Depreciation and amortization	5,946	8,618
Loss on disposal of assets	-	571
Loss on marketable securities sold	153,514	-
Legal settlements and related fees	178,982	-
Changes in assets - (increase) decrease:
Other receivables	9,487	(8,589)
Prepaid expenses	(5,283)	(5,679)
Deposits	(3,764)	28,369
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	50,236	74,118
Deferred rent	-	(11,522)

NET CASH USED IN OPERATING ACTIVITIES	(3,621,758)	(2,777,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	3,400,106	-
Loans receivable originated	(2,105,000)	(3,120,000)
Loans receivable repaid	1,877,379	2,004,433

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,172,485	(1,115,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(35,517)
Common stock dividends paid	(173,605)	-
Payments for buyback of common stock	(287,404)	(209,099)
Proceeds from issuance of preferred stock	1,291,847	246,000
Proceeds from issuance of common stock	-	3,728,686

NET CASH PROVIDED BY FINANCING ACTIVITIES	830,838	3,730,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381,565	(163,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	322,441	485,559

CASH AND CASH EQUIVALENTS, END OF YEAR	$704,006	$322,441

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$2,134
Issuance of common stock for tender offer	$3,553,620	$-
Issuance of common stock in lieu of consulting fees	$-	$169,500

See report of independent registered public accounting firm and notes to consolidated Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and conform to general practices within the consumer finance industry.

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

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through March 2019. Management’s plans include a reduction of advertising costs to reduce loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company has also entered into a new 2018 consulting agreement with the CEO that significantly reduces the CEO annual consulting expense by more than 50 percent beginning July 1, 2018. Should the Company need, management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least March 2019. However, the Company intends, over the next 12 months, to seek additional capital via common shares, preference shares and/or debt financing to expand operations and the Company. The Board of Directors approved a stock repurchase program in 2016 that expires at the end of 2018. However, management has no intention to repurchase a significant number of shares unless additional capital has been secured.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2017, 86 loans, with a total balance of $327,705 were delinquent or in default.

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

The Company does not accrue interest on impaired loans and any recoveries of impaired loans are recorded to other revenue. Changes in the allowance for credit losses are recorded as operating expenses in the accompanying statement of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $407,760 and $373,350 for the twelve months ended December 31, 2017 and 2016, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$704,006			$704,006
Loans receivable, net	$			4,928,704	$4,928,704

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

Marketable Securities

On June 16, 2017, we closed our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”), pursuant to which we acquired 151,994 shares of the common stock of OneMain (the cost of which was valued at an aggregate of $3.55 million based on the closing price of the shares of OneMain’s common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of the Company’s common stock. The security was classified as available-for-sale and had an unrealized loss of $153,514 prior to the sale. On June 22, 2017, we sold 100% of the 151,994 shares of OneMain’s common stock in exchange for $3.4 million in cash. At December 31, 2017 the marketable securities balance was $0.

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the twelve months ended December 31, 2017.

Legal Settlement and Related Fees

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of December 31, 2017, there are $162,995 in outstanding loans that originated in Virginia, which mature between June 2019 and February 2022. The Company is not involved in any material legal proceedings at the present time.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Adoption of these changes have no material impact on the consolidated financial statements.

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Loans receivable	$6,160,881	$7,587,349
Allowance for credit losses	$(1,232,177)	$(1,212,441)
Loans receivable, net	$4,928,704	$6,374,908

A reconciliation of the allowance for credit losses consist of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Beginning balance, January 1	$1,212,441	$985,375
Provision for credit losses	$1,494,843	$1,865,362
Loans charged off	$(1,475,107)	$(1,638,296)
Ending balance	$1,232,176	$1,212,441
Basis of assessment:
Individually	$-	$-
Collectively	$1,232,177	$1,212,441

The following is an age analysis of past due receivables as of December 31, 2017 and December 31, 2016:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
December 31, 2017	$157,988	$84,640	$327,705	$570,334	$5,590,547	$6,160,881	$327,705
December 31, 2016	$257,299	$163,590	$367,098	$787,987	$6,799,362	$7,587,349	$367,098

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of December 31, 2017 and December 31, 2016 by credit quality indicator:

Credit Score	2017	2016
550-575	$12,911	$16,264
576-600	86,883	183,701
601-650	2,992,076	3,332,371
651-700	2,326,006	2,946,944
701-750	543,433	874,408
751-800	152,042	166,811
801-850	34,607	46,368
851-900	12,923	20,482
	$6,160,881	$7,587,349

3. PROPERTY AND EQUIPMENT

At December 31, 2017 and December 31, 2016, property and equipment consists of the following:

	December 31, 2017	December 31, 2016
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	7,112
	$122,859	$127,971
Less accumulated depreciation and amortization	109,834	108,649
Total	$13,025	$19,322

Depreciation of property and equipment amounted to $5,946 and $8,618 during the twelve months ended December 31, 2017 and 2016, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2017 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the twelve months ended December 31, 2017 and 2016 was calculated at $0 and $57,094, respectively.

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

As of September 30, 2016, the aggregate number of shares which the Company had the authority to issue was 250,000,000 shares, of which 200,000,000 shares were common stock, par value $0.001 per share, and 50,000,000 shares were preferred stock, par value $0.001 per shares. At September 30, 2016, the Company had 9,672,723 shares of common stock issued and outstanding. At September 30, 2016, the Company also had 3,071,000 shares of Series H preferred stock issued and outstanding. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

The Series H preferred stock accrued dividends at the rate of 8% per annum. Each series of preferred stock ranked pari passu with each other series of preferred stock, and senior to the common stock of the Company, as to dividends, and upon liquidation, dissolution or a winding up of the Company. In the event of a liquidation or winding up of the Company, holders of the preferred stock shall be entitled to receive the stated value of $1 per share.

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

As of December 31, 2017, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At December 31, 2017, the Company had 17,463,449 shares of common stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms.

Common Stock Dividends

Historically, prior to 2017, we have not paid any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. In August 2017, we announced the declaration of a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. In October 2017, our Board of Directors declared a cash dividend of $0.005 per common share for the third quarter of 2017 payable on November 20, 2017 to stockholders of record at the close of business on November 11, 2017. We expect to pay ongoing dividends, however we will pay annual instead of quarterly dividends going forward which will be determined and paid in November each year as the administrative and transfer agent costs and banking currency conversion fees for our predominately international shareholders results in quarterly dividend costs being prohibitive. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

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

The June 20 Amendment and the July 26 Amendment were approved by our Board of Directors on June 19, 2017 and July 26, 2017, respectively.

As a result of the June 20 Amendment, beginning on June 20, 2017, the Series H preferred stock no longer accrued dividends.

During the year ended December 31, 2017 and year ended December 31, 2016, the Company issued 1,292,089 and 3,071,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At December 31, 2017, no shares of Series H convertible preferred stock were outstanding. At December 31, 2017, 1,292,089 Series H preferred shares on issue converted into common stock.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, par value $0.001 per share, of which no shares are outstanding as of December 31, 2017. There are no sinking fund provisions applicable to our Series H preferred stock.

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

As of December 31, 2017, the Company has a net loss carryforward of approximately $24 million that may potentially be used to offset future Federal taxable income. This net loss carryforward will expire through 2037. In the event of statutory ownership changes, the amount of net operating loss carryforward that may be utilized in future years is subject to significant limitations.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2017 and 2016. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia. All of the Company’s tax filings are still subject to examination. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

The components of the income tax provision for fiscal year 2017 and 2016 were as follows:

	2017	2016
Current
Federal	$0	$0
State	0	0
	0	0
Deferred
Federal	0	0
State	0	0
	0	0

Total	$0	$0

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for fiscal year 2017 and 2016:

	2017	2016
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
State taxes, net	-5.5%	-
Non-deductible expenses	2.0%	5.7%
Change in Valuation allowance	37.5%	28.3%
Total	0%	0%

Significant components of the Company’s deferred tax assets relate primarily to net operating loss carryforward, which has been fully reserved. Net operating loss carryforward at December 31, 2017 is approximately $24 million.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. The Company has elected to take advantage of the extended measurement period provided by SEC Staff Accounting Bulletin No. 118, and will report the effect of the changes from the 2017 Tax Act when the calculations are complete, or reasonable estimates can be determined. The Company has begun the process of analysis of the 2017 Tax Act and will recognize the effect of the changes in tax laws or rates in the period that the process has been completed.

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

At December 31, 2017, the Company had cash and cash equivalents exceeding insured limits by $151,034.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. In addition to the 6160 West Tropicana Avenue, Las Vegas office lease that expired on September 30, 2017, the Company previously had leases for operating facilities in Florida, Illinois and Arizona all of which terminated during 2016. Total rent expense for the year ended December 31, 2017 and 2016 was $66,331 and $178,678, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Set forth below is information regarding the Company’s future minimum rental payments as of December 31, 2017. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending December 31, 2018	12 Months Ending December 31, 2019	12 Months Ending December 31, 2020	Thereafter	Total

$69,528	$69,528	$52,146	$--	$191,202

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of December 31, 2017, there are $162,995 in outstanding loans that originated in Virginia, which mature between June 2019 and February 2022. The Company is not involved in any other material legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with Mr. Mathieson, the Company’s Chief Executive Officer (our “Chief Executive Officer”) and the sole member of the Board of Directors, according to which the Company paid the Chief Executive Officer $1,000,000 in cash and $0 in health insurance premiums and costs for the twelve months ended December 31, 2017. On July 1, 2017, we and our Chief Executive Officer agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between our Chief Executive Officer and the Company pursuant to which the Company was required to pay Mr. Mathieson $1.00 annually in exchange for certain consulting services. Concurrently with the termination of that consulting contract, IEC and our Chief Executive Officer entered into a new professional consulting contract, effective as of July 1, 2017 (the “Professional Consulting Contract”). Pursuant to the terms of the Professional Consulting Contract, our Chief Executive Officer agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The Professional Consulting Contract has a term of 1.5 years and renews automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by our Chief Executive Officer, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson. There was no bonus approved or paid for the year ended December 31, 2016 and $400,000 approved and paid for the twelve months ended December 31, 2017.

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

9. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the year ended December 31, 2017 and year ended December 31, 2016, the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contract between the Company and the Chief Executive Officer of $1,000,000. During the year ended December 31, 2017 the company paid in cash common share dividends in the amount of $103,500 to our Chief Executive Officer and preferred share dividends in the amount of $29,917 were paid in cash to our Chief Executive Officer during the year ended December 31, 2016.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $243,000 for the year ended December 31, 2017 and year ended December 31, 2016. During the year ended December 31, 2017 the company also paid in cash common share dividends in the amount of $30 to our Chief Operating Officer.

Consulting Fees

During the year ended December 31, 2017, the Company incurred consulting fees totaling $100,000 to Frank Wilkie and related entities. In addition, during the year ended December 31, 2017, the Company issued 334,589 Series H preferred shares to Frank Wilkie and related entities for $334,589, of which 75,000 shares were acquired for himself, and the remaining 259,589 shares were purchased on behalf of others, and transferred to other third parties. During the year ended December 31, 2016, the Company incurred consulting fees totaling $120,404 to Frank Wilkie. Frank Wilkie is a shareholder of IEG Holdings Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $200,000, to Clem Tacca and related entities. In addition, during the year ended December 31, 2017, the Company issued 500,000 Series H preferred shares to Clem Tacca for $500,000, of which 204,000 shares were acquired for themselves and their related entities, and the remaining 296,000 shares were purchased on behalf of others, and transferred to other third parties. During the year ended December 31, 2016, the Company incurred consulting fees totaling $40,000 to Clem Tacca. Clem Tacca is a shareholder of IEG Holdings Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $130,000, to Judith Willoughby and related entities. In addition, during the year ended December 31, 2017, the Company issued 100,000 Series H preferred shares to a related entity of Judith Willoughby for $100,000. During the year ended December 31, 2016, the Company incurred consulting fees totaling $50,700 to Judith Willoughby Judith Willoughby is a shareholder of IEG Holdings Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $50,000, to Worldwide Holdings LLC. During the year ended December 31, 2016, the Company incurred consulting fees totaling $162,500, to Worldwide Holdings LLC. $150,000 was paid and remaining $12,500 was consideration for common shares. Worldwide Holdings LLC is a shareholder of IEG Holdings Corporation. During the year ended December 31, 2017, the Company incurred consulting fees totaling $30,000, to Sam Prasad and related entities. In addition, during the year ended December 31, 2017, the Company issued 30,000 Series H preferred shares to Sam Prasad for $30,000. Sam Prasad is a shareholder of IEG Holdings Corporation.

During the years ended December 31, 2017 and December 31, 2016, the Company incurred director fees totaling $0 and $29,800, respectively, to Matthew Banks, who is a former director of IEG Holdings Corporation.

During the years ended December 31, 2017 and December 31, 2016, the Company incurred director fees totaling $0 and $29,800, respectively to R & H Nominees Pty Ltd which is owned by Harold Hansen, who is a former director of IEG Holdings Corporation.

During the years ended December 31, 2017 and December 31, 2016, the Company incurred consulting fees totaling $0 and $82,886, respectively, to Ascendant SC Pty Ltd, which is a shareholder of IEG Holdings Corporation. $35,000 of the consulting fees incurred in 2016 were offset as consideration for Common Stock on May 2, 2016.

During the years ended December 31, 2017 and December 31, 2016, the Company incurred consulting fees totaling $0 and $218,524, respectively to three related parties. $122,000 of the consulting fees incurred during the year ended December 31, 2016 were offset as consideration for common stock subscriptions. The related parties are shareholders of IEG Holdings Corporation.

10. SUBSEQUENT EVENTS

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of IEG Holdings’ common stock for each share of common stock of Lending Club, up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Corporate Name Change to Mr. Amazing Loans Corporation

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment has the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our Chief Executive Officer and sole director, and by holders of a majority of the voting power of our voting stock. In connection with the approval of the Amendment by holders of a majority of the voting power of our voting stock, we filed a preliminary information statement on Schedule 14C with the SEC on March 21, 2018. The Amendment and the corporate name change will become effective on the later of (a) the date on which the Financial Industry Regulatory Authority approves the corporate name change, and (b) April 30, 2018; provided, however, that prior to effectiveness of the corporate name change, we must first (i) file a definitive information statement on Schedule 14C with the SEC, which we expect will occur on or about April 2, 2018, (ii) mail copies of the information statement to our stockholders, and (iii) wait at least 20 days from the mailing of the information statement to our stockholders.

Mathieson 2018 Consulting Contract

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the Professional Consulting Contract dated July 1, 2017 between Mr. Mathieson and the Company. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

