Form 10-Q
period 2018-03-31
IEG Holdings Corp
filed 2018-04-24
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 17,463,449 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”), as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$360,907	$704,006
Loans receivable, net, note 2	4,540,238	4,928,704
Other receivables	53,572	75,364
Prepaid expenses	6,187	18,238
Property and equipment, net, note 3	11,952	13,376
Security deposits	11,234	11,234

TOTAL ASSETS	$4,984,090	$5,750,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$327,806	$51,053

TOTAL LIABILITIES	$327,806	$51,053

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively, note 5	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,463,449 and 17,463,449 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively, note 5	2,240,931	2,240,931
Additional paid-in capital	34,074,976	34,074,976
Accumulated deficit	(31,659,623)	(30,616,038)

TOTAL STOCKHOLDERS’ EQUITY	4,656,284	5,699,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,984,090	$5,750,922

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	March 31, 2018	March 31, 2017
REVENUES
Interest revenue	$381,548	$450,729
Other revenue	12,794	16,654

TOTAL REVENUES	394,342	467,383

OPERATING EXPENSES
Salaries and compensation	412,099	120,278
Other operating expenses	146,287	115,204
Provision for credit losses	204,668	224,488
Advertising	1,240	880
Rent	17,988	10,857
Public company and corporate finance expenses	654,089	498,191
Depreciation and amortization	1,425	1,573

TOTAL OPERATING EXPENSES	1,437,796	971,471

LOSS FROM OPERATIONS	(1,043,454)	(504,088)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(194)	-
Miscellaneous income (expense)	63	149

TOTAL OTHER INCOME (EXPENSE)	(131)	149

NET LOSS	$(1,043,585)	$(503,939)

Dividends on preferred shares	-	-

Net loss attributable to common stockholders	(1,043,585)	(503,939)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	(194)	-
Less: Reclassified adjustment for losses included in net loss	194	-
Comprehensive loss attributable to common stockholders	(1,043,585)	(503,939)

Net loss attributable to common stock per share, basic and diluted	$(0.06)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	17,463,449	9,714,186

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2017 THROUGH MARCH 31, 2018

							Accumulated
			Preferred Stock		Additional		Other
	Common Stock		Series H		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, January 1, 2017	9,714,186	$2,233,182	-	$-	$29,698,025	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040			3,550,580			3,553,620

Unrealized loss on marketable securities							(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss							153,514	153,514

Buyback of shares	(458,973)	(459)			(286,945)			(287,404)

Issuance of Preferred Shares	-	-	1,292,089	1,292	1,290,797			1,292,089

Conversion of Preferred Shares to Common Shares	5,168,356	5,168	(1,292,089)	(1,292)	(3,876)			-

Common Stock Dividends					(173,605)			(173,605)

Net loss	-	-	-	-	-	(5,505,719)	-	(5,505,719)

Balance, December 31, 2017	17,463,449	$2,240,931	-	$-	$34,074,976	$(30,616,038)	$-	$5,699,869

Unrealized loss on marketable securities							(194)	(194)

Reclassified adjustment for loss on marketable securities to net loss							194	194

Net loss	-	-	-	-	-	(1,043,585)	-	(1,043,585)

Balance, March 31, 2018	17,463,449	$2,240,931	-	$-	$34,074,976	$(31,659,623)	$-	$4,656,284

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,043,585)	$(503,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	204,668	224,488
Depreciation and amortization	1,425	1,573
Loss on marketable securities sold	194	-
Changes in assets - (increase) decrease:
Other receivables	21,792	11,942
Prepaid expenses	12,051	(7,374)
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	276,751	55,110

NET CASH USED IN OPERATING ACTIVITIES	(526,704)	(218,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(290,000)	(140,000)
Loans receivable repaid	473,799	482,391
Purchase of marketable securities	(2,092)	-
Sale of marketable securities	1,898	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	183,605	342,391

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(343,099)	124,191

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	704,006	322,441

CASH AND CASH EQUIVALENTS, END OF YEAR	$360,907	$446,632

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See notes to condensed consolidated unaudited Financial Statements

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended March 31, 2018 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however in the opinion of IEG Holdings Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting practices (“GAAP”) and conform to general principles within the consumer finance industry.

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

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through April 2019. Management’s plans include a reduction of advertising costs to reduce loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company has also entered into a new 2018 consulting agreement with the CEO that significantly reduces the CEO annual consulting expense by more than 50 percent beginning July 1, 2018. Management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least April 2019. However, the Company intends, over the next 12 months, to seek additional capital via common shares, preference shares and/or debt financing to expand operations and the Company. The Board of Directors approved a stock repurchase program in 2016 that expires end of 2018. However, management has no intention to repurchase a significant number of shares unless additional capital has been secured.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2018, 59 loans, with a total balance of $237,158 were delinquent or in default.

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

MARCH 31, 2018

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $1,240 and $880 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II	Level III	Total
Cash		$360,907			$360,907
Loans receivable, net	$			4,540,238	$4,540,238

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Marketable Securities

On January 2, 2018 we purchased 500 shares of the common stock of Lending Club Corporation (“Lending Club”) for $2,092. The security was classified as available-for-sale and had an unrealized loss of $194 prior to the sale. On March 19, 2018 we sold 500 shares of Lending Club’s common stock for $1,898. At March 31, 2018 the marketable securities balance was $0.

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

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $1,898 resulting in a loss on sale totaling $194 during the three months ended March 31, 2018. The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the twelve months ended December 31, 2017.

Legal Settlement and Related Fees

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of March 31, 2018, there are $114,215 in outstanding loans that originated in Virginia, which mature between August 2019 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized gains (losses) on securities classified as available for sale that are recorded as an element of shareholder’s equity but are excluded from net income.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes have no impact on the consolidated financial statements.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes had no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement became effective for the 2017 fiscal year. Adoption of these changes had no material impact on the consolidated financial statements.

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Loans receivable	$5,675,298	$6,160,881
Allowance for credit losses	$(1,135,060)	$(1,232,177)
Loans receivable, net	$4,540,238	$4,928,704

A reconciliation of the allowance for credit losses consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning balance, January 1	$1,232,177	$1,212,441
Provision for credit losses	$204,668	$1,494,843
Loans charged off	$(301,785)	$(1,475,107)
Ending balance	$1,135,060	$1,232,177
Basis of assessment:
Individually	$-	$-
Collectively	$1,135,060	$1,232,177

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

The following is an age analysis of past due receivables as of March 31, 2018 and December 31, 2017:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
March 31, 2018	$143,829	$88,416	$237,158	$469,403	$5,205,895	$5,675,298	$237,158
December 31, 2017	$157,988	$84,640	$327,705	$570,334	$5,590,547	$6,160,881	$327,705

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of March 31, 2018 and December 31, 2017 by credit quality indicator:

Credit Score	March 31, 2018	December 31, 2017
550-575	$7,873	$12,911
576-600	$77,769	$86,883
601-650	$2,681,626	$2,992,076
651-700	$2,258,915	$2,326,006
701-750	$490,642	$543,433
751-800	$123,867	$152,042
801-850	$22,024	$34,607
851-900	$12,582	$12,923
	$5,675,298	$6,160,881

3. PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	2,000
	$122,859	$122,859
Less accumulated depreciation and amortization	110,907	109,483
Total	$11,952	$13,376

Depreciation of property and equipment amounted to $1,425 and $1,573 during the three months ended March 31, 2018 and 2017, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of March 31, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the three months ended March 31, 2018 and 2017 was calculated at $0 and $18,577, respectively.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

5. STOCKHOLDERS’ EQUITY

As of March 31, 2018, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At March 31, 2018, the Company had 17,463,449 shares of common stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. During the three months ended March 31, 2018, the Company did not purchase any shares under the stock repurchase program. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms.

Common Stock Dividends

Historically, prior to 2017, we have not paid any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. In August 2017, we announced the declaration of a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. In October 2017, our Board of Directors declared a cash dividend of $0.005 per common share for the third quarter of 2017 payable on November 20, 2017 to stockholders of record at the close of business on November 11, 2017. Future dividends, if any, will be determined and paid annually instead of quarterly going forward in November each year as the administrative and transfer agent costs and banking currency conversion fees for our predominately international shareholders results in quarterly dividend costs being prohibitive. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Series H Preferred Stock

During the three months ended March 31, 2018 and year ended December 31, 2017, the Company issued 0 and 1,292,089 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At March 31, 2018, no shares of Series H convertible preferred stock were outstanding. On December 31, 2017, all Series H preferred shares outstanding on issue converted into 5,168,356 common shares.

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

At March 31, 2018, the Company had cash and cash equivalents exceeding insured limits by $149,444.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. Total rent expense for the three months ended March 31, 2018 and 2017 was $17,988 and $10,857 respectively.

IEG HOLDINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

Set forth below is information regarding the Company’s future minimum rental payment as of March 31, 2018. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending	12 Months Ending	12 Months Ending
March 31, 2019	March 31, 2020	March 31, 2021	Thereafter	Total
$69,528	$69,528	$34,764	$-	$173,820

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of March 31, 2018, there are $114,215 in outstanding loans that originated in Virginia, which mature between August 2019 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Professional Consulting Contract

The Company has a professional consulting contract with Mr. Mathieson, the Company’s Chief Executive Officer (our “Chief Executive Officer”) and the sole member of the Board of Directors, according to which the Company paid the Chief Executive Officer $300,000 in cash and $0 in health insurance premiums and costs for the three months ended March 31, 2018 and $0 in cash and $0 in health insurance premiums and costs for the three months ended March 31, 2017.

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

MARCH 31, 2018

Net Profit Interest

The Company has a net profit interest agreement with a third party lender, under which the Company pays 20% of its subsidiary IEC SPV LLC’s net profit to the lender (see note 4).

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the three months ended March 31, 2018 and three months ended March 31, 2017 the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contracts between the Company and the Chief Executive Officer of $300,000 and $0 respectively.

Chief Operating Officer

During the three months ended March 31, 2018 and three months ended March 31, 2017 the Company incurred compensation expense to our Chief Operating Officer of $57,500.

Consulting Fees

During the three months ended March 31, 2018 and three months ended March 31, 2017, the Company incurred consulting fees totaling $30,000 and $0, respectively, to Sam Prasad and related entities. Sam Prasad is a shareholder of IEG Holdings Corporation.

9. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products under the brand name “Mr. Amazing Loans” to customers in 20 states via our website and online application portal. We provide unsecured personal consumer loans to individuals in amounts of $5,000 and $10,000. Each of our online personal loans carries a fixed APR in the range of 12.0% to 29.9%, is unsecured, and has a non-revolving term of five-years. We originate, process and service all of our personal loans centrally from our Las Vegas head office and have a 7.5-year track record of origination, underwriting and servicing personal loans to underbanked consumers. Our customers are primarily non-prime consumers who we believe have limited access to credit from banks and credit card companies. We leverage our experience and knowledge in the consumer finance industry to generate revenue from the interest earned on our portfolio of personal loans.

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

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2017, we completed private placements of our preferred stock in exchange for which we received an aggregate of approximately $1.3 million, which we used to finance our operations and offer personal loans to our customers. We also received $3.4 million in connection with our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”) in June 2017 and selling the shares of OneMain we acquired as a result of that tender offer.

As at March 31, 2018 we had 1,498 loans issued and outstanding to our customers, with an aggregate amount of $5,675,298. The table below sets forth the payment status of the loans in our portfolio as of March 31, 2018.

Portfolio Ledger Stratification as at March 31, 2018

	Current Unpaid Principal Balance	%
0 - 30 days	$5,205,895	91.73%
31 - 60 days	143,829	2.53%
61 - 90 days	88,416	1.56%
91 - 120 days	75,048	1.32%
121 - 184 days	162,110	2.86%
Total	$5,675,298	100%

At March 31, 2018, we had 59 loans delinquent or in default (defined as 91+ days past due) representing 4.2% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Recent Developments

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of IEG Holdings’ common stock for each share of common stock of Lending Club Corporation (“Lending Club”), up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Corporate Name Change to Mr. Amazing Loans Corporation

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment has the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our Chief Executive Officer and sole director, and by holders of a majority of the voting power of our voting stock. The Amendment and the corporate name change will become effective on the later of (a) the date on which the Financial Industry Regulatory Authority approves the corporate name change, and (b) April 30, 2018.

Mathieson 2018 Consulting Contract

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the Professional Consulting Contract dated January 1, 2017 between Mr. Mathieson and the Company. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by IEG Holdings and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by IEG Holdings, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

Results of Operations

The following table illustrates key results of operations for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
REVENUES
Interest revenue	$381,548	$450,729
Other revenue	12,794	16,654
TOTAL REVENUES	394,342	467,383
OPERATING EXPENSES

Salaries and compensation	412,099	120,278
Other operating expenses	146,287	115,204
Provision for credit losses	204,668	224,488
Advertising	1,240	880
Rent	17,988	10,857
Public company and corporate finance expenses	654,089	498,191
Depreciation and amortization	1,425	1,573
TOTAL OPERATING EXPENSES	1,437,796	971,471
LOSS FROM OPERATIONS	(1,043,454)	(504,088)
OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(194)	-
Miscellaneous income (expense)	63	149
TOTAL OTHER INCOME (EXPENSE)	(131)	149
NET LOSS	$(1,043,585)	$(503,939)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Interest Revenue

For the three months ended March 31, 2018, interest revenue decreased to $381,548, compared to $450,729 for the three months ended March 31, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period. This decreased loan book size is primarily due to reduced advertising to new customers during the three months ending March 31, 2018 resulting from a decrease in cash available to fund new loans during that three month period and leading to lower loans receivable originated as compared to loans receivable repaid during the three months ended March 31, 2018.

Other Revenue

For the three months ended March 31, 2018, other revenue decreased to $12,794, compared to $16,654 for the three months ended March 31, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The decrease was attributable to a decrease in declined lead revenue in the first quarter of 2018.

Salaries and Compensation Expenses

For the three months ended March 31, 2018, salaries and compensation expenses increased to $412,099, compared to $120,278 for the three months ended March 31, 2017. The increase was primarily attributable to a $300,000 increase in the compensation paid to our Chief Executive Officer as compared to the prior period. The additional $300,000 was paid to our Chief Executive Officer pursuant to the new July 1, 2017 Professional Consulting Agreement between the Company and the Chief Executive Officer.

Other Operating Expenses

For the three months ended March 31, 2018, other operating expenses increased to $146,287, compared to $115,204 for the three months ended March 31, 2017. The increase was attributable to increased collection costs and business licensing fees.

Provision for Credit Losses

For the three months ended March 31, 2018, the provision for credit losses expense decreased to $204,668, compared to $224,488 for the three months ended March 31, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio in the current period.

Advertising

For the three months ended March 31, 2018, advertising expenses increased to $1,240, compared to $880 for the three months ended March 31, 2017. The small increase was attributable to the increase in customer acquisition costs incurred, including online advertising and lead generation costs in the current period.

Rent Expense

For the three months ended March 31, 2018, rent expense increased to $17,988, compared to $10,857 for the three months ended March 31, 2017. The increase was due to the increase in rent costs from our new Las Vegas lease in 2018.

Public Company and Corporate Finance Expenses

For the three months ended March 31, 2018, public company and corporate finance expenses increased to $654,089, compared to $498,191 for the three months ended March 31, 2017. The increase was due to significant one-off costs incurred related to the 2018 Lending Club Tender Offer in excess of the one-off costs incurred related to the 2017 OneMain Tender Offer. In addition, the company incurred more investor relations and travel costs in the three months ended March 31, 2018 versus the three months ended March 31, 2017.

Depreciation and Amortization

For the three months ended March 31, 2018, depreciation and amortization marginally decreased to $1,425, compared to $1,573 for the three months ended March 31, 2017. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the three months ended March 31, 2018, loss on sale of marketable securities increased to $194, compared to $0 for the three months ended March 31, 2017. The increase was due to the loss on sale of 500 Lending Club shares acquired by an open market purchase in January 2018 and subsequently sold in March 2018.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $360,907 as of March 31, 2018, compared to $704,006 as of December 31, 2017. The decrease resulted from more net cash used in operating activities due to the significant Lending Club Tender offer costs.

Loans Receivable

We had net loan receivables of $4,540,238 as of March 31, 2018, as compared to $4,928,704 as of December 31, 2017. The decrease was due to lower loan originations in the current period versus repayment and write-off of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $53,572 as of March 31, 2018, as compared to $75,364 as of December 31, 2017. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at March 31, 2018. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $11,952 as of March 31, 2018 as compared to $13,376 as of December 31, 2017. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $327,086 as of March 31, 2018, compared to $51,053 as of December 31, 2017. The increase was due to management’s decision to delay payment of a number of March expenses in full in the current period which meant that accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2018 and the 12 months ended December 31, 2017, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through April 2019. To expand operations significantly we will require capital infusions until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Liquidity and Capital Resources

We used cash in operations of $526,704 during the three months ended March 31, 2018, compared to $218,200 during the three months ended March 31, 2017, and this increase is primarily due to an increase in our Chief Executive Officer’s total compensation by $300,000 for the three months ended March 31, 2018. The Company also incurred $435,025 of costs during the three months ended March 31, 2018 in connection with the 2018 Lending Club Tender Offer.

The Company has historically financed its operations and loans made to its customers through placements of shares of the Company’s common stock and preferred stock, private credit facilities, and working capital loans. We also received $3.4 million in connection with terminating our tender offer to purchase shares of the common stock of OneMain in June 2017 and selling the shares of OneMain we acquired as a result of that tender offer. The Company intends to continue to finances its operations and the planned expansion of its business through placements of shares of the Company’s common stock and preferred stock, and private credit facilities.

The Company received net cash from investing activities of $183,605 during the three months ended March 31, 2018, compared to $342,391 received from investing activities during the three months ended March 31, 2017. The decrease in cash provided by investing activities is primarily due to the increase in loans originated in the period in 2018 compared to 2017.

We used or received $0 of net cash in financing activities during the three months ended March 31, 2018, compared to $0 during the same period in 2017. There was no debt or equity capital raising proceeds or dividends paid in both periods.

At March 31, 2018, we had cash on hand of $360,907, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses and

(ii) the Company has not yet generated positive net cash flows from operations.

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through April 2019. Management’s plans include a reduction of advertising costs to reduce loan originations and related loan processing costs. There is also a significant reduction in consulting and professional fees due to minimized efforts and strategy for raising capital over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company has also entered into a new 2018 consulting agreement with the CEO that significantly reduces the CEO annual consulting expense by more than 50 percent beginning July 1, 2018. Management will continue to reduce loan originations and now plans to utilize the cash flow from loan repayments for working capital needs. This will provide sufficient cash flow through at least April 2019. However, the Company intends, over the next 12 months, to seek additional capital via common shares, preference shares and/or debt financing to expand operations and the Company. The Board of Directors approved a stock repurchase program in 2016 that expires end of 2018. However, management has no intention to repurchase a significant number of shares unless additional capital has been secured.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of March 31, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the three months ended March 31, 2018 and 2017 was calculated at $0 and $18,577, respectively.

Dividend Policy

The amount of future common stock dividends, if any, will be based upon a level deemed by the Company’s board of directors to be sustainable based on budgeted operating free cash flow. The amount, timing and frequency of dividends will be authorized by the Company’s board of directors and declared based on a variety of factors deemed relevant by our board of directors and no assurance can be given that our dividend policy will not change in the future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2018, 59 loans, with a total balance of $237,158, were delinquent or in default.

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

Recently Issued or Newly Adopted Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes have no impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Our adoption of these changes had no material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement became effective for the 2017 fiscal year. Adoption of these changes had no material impact on the consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended March 31, 2018.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2018	0	N/A	0	$1,712,596
February 1 – February 28, 2018	0	N/A	0	$1,712,596
March 1 – March 31, 2018	0	N/A	0	$1,712,596
Total	0	N/A	0	$1,712,596

1 On January 9, 2017, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Professional Consulting Contract dated March 22, 2018 by and between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2018).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEG HOLDINGS CORPORATION

Date: April 24, 2018	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

