Form 10-Q
period 2018-06-30
Mr. Amazing Loans Corp
filed 2018-07-23
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55463

MR. AMAZING LOANS CORPORATION

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

As of July 20, 2018, there were 17,463,449 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MR. AMAZING LOANS CORPORATION

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$409,297	$704,006
Loans receivable, net, note 2	4,005,410	4,928,704
Other receivables	68,367	75,364
Prepaid expenses	10,578	18,238
Property and equipment, net, note 3	10,527	13,376
Security deposits	11,234	11,234

TOTAL ASSETS	$4,515,413	$5,750,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Payable to related party, note 8	10,262	-
Accounts payable and accrued expenses	$6,196	$51,053

TOTAL LIABILITIES	$16,458	$51,053

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 360,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, note 5	360	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,463,449 and 17,463,449 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, note 5	2,240,931	2,240,931
Additional paid-in capital	34,434,616	34,074,976
Accumulated deficit	(32,176,952)	(30,616,038)

TOTAL STOCKHOLDERS’ EQUITY	4,498,955	5,699,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,515,413	$5,750,922

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Interest revenue	$281,313	$400,986	$662,861	$851,715
Other revenue	34,427	12,955	47,221	29,609

TOTAL REVENUES	315,740	413,941	710,082	881,324

OPERATING EXPENSES
Salaries and compensation	409,592	118,925	821,691	239,203
Other operating expenses	114,655	79,362	260,942	194,566
Provision for credit losses	74,434	394,836	279,102	619,324
Advertising	5,140	2,580	6,380	3,460
Rent	17,728	18,032	35,716	28,889
Public company and corporate finance expenses	210,130	697,344	864,219	1,195,535
Depreciation and amortization	1,424	1,471	2,849	3,044

TOTAL OPERATING EXPENSES	833,103	1,312,550	2,270,899	2,284,021

LOSS FROM OPERATIONS	(517,363)	(898,609)	(1,560,817)	(1,402,697)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	-	(153,514)	(194)	(153,514)
Miscellaneous income	34	140	97	289

TOTAL OTHER INCOME (EXPENSE)	34	(153,374)	(97)	(153,225)

NET LOSS	$(517,329)	$(1,051,983)	$(1,560,914)	$(1,555,922)

Net loss attributable to common stockholders	(517,329)	(1,051,983)	(1,560,914)	(1,555,922)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	(153,514)	(194)	(153,514)
Less: Reclassified adjustment for losses included in net loss	-	153,514	194	153,514
Comprehensive loss attributable to common stockholders	(517,329)	(1,051,983)	(1,560,914)	(1,555,922)

Net loss attributable to common stock per share, basic and diluted	$(0.03)	$(0.10)	$(0.09)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	17,463,449	10,248,670	17,463,449	9,982,905

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2017 THROUGH JUNE 30, 2018

							Accumulated
			Series H		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2017	9,714,186	$2,233,182	-	$-	$29,698,025	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040			3,550,580			3,553,620

Unrealized loss on marketable securities							(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss							153,514	153,514

Buyback of shares	(458,973)	(459)			(286,945)			(287,404)

Issuance of Preferred Shares	-	-	1,292,089	1,292	1,290,797			1,292,089

Conversion of Preferred Shares to Common Shares	5,168,356	5,168	(1,292,089)	(1,292)	(3,876)			-

Common Stock Dividends					(173,605)			(173,605)

Net loss	-	-	-	-	-	(5,505,719)	-	(5,505,719)

Balance, December 31, 2017	17,463,449	$2,240,931	-	$-	$34,074,976	$(30,616,038)	$-	$5,699,869

Unrealized loss on marketable securities							(194)	(194)

Reclassified adjustment for loss on marketable securities to net loss							194	194

Issuance of Preferred Shares	-	-	360,000	360	359,640			360,000

Net loss	-	-	-	-	-	(1,560,914)	-	(1,560,914)

Balance, June 30, 2018	17,463,449	$2,240,931	360,000	$360	$34,434,616	$(32,176,952)	$-	$4,498,955

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,560,914)	$(1,555,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	279,102	619,324
Adjustment of interest rate on book of loans	60,201	-
Depreciation and amortization	2,849	3,044
Loss on marketable securities sold	194	153,514
Changes in assets - (increase) decrease:
Other receivables	6,997	24,371
Prepaid expenses	7,660	10,498
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	(44,857)	65,372
Payable to related party	10,262	-

NET CASH USED IN OPERATING ACTIVITIES	(1,238,506)	(679,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(400,000)	(285,000)
Loans receivable repaid	983,991	985,520
Purchase of marketable securities	(2,092)	-
Sale of marketable securities	1,898	3,400,106

NET CASH PROVIDED BY INVESTING ACTIVITIES	583,797	4,100,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	360,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	360,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(294,709)	3,420,827

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	704,006	322,441

CASH AND CASH EQUIVALENTS, END OF YEAR	$409,297	$3,743,268

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Issuance of common stock for tender offer	$-	$3,553,620

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended June 30, 2018 should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however in the opinion of Mr. Amazing Loans Corporation (“we, “our”, “us”) the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

Nature of Business

The principal business activity of the Company is providing unsecured online consumer loans under the brand name “Mr. Amazing Loans” via the Company’s website and online application portal at www.mramazingloans.com. The Company started its business and opened its first office in Las Vegas, Nevada in 2010. The Company currently offers $5,000 and $10,000 unsecured consumer loans that mature, unless prepaid, five years from the date they are issued. The Company is a direct lender with state licenses and/or certificates of authority in 20 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia and Wisconsin. The Company originates direct consumer loans to residents of these states through its online application portal, with all loans originated, processed and serviced out of its centralized Las Vegas head office. In addition, on March 19, 2018 the Company formed a wholly-owned subsidiary, MRAL Blockchain, LLC (“MRAL Blockchain”), to explore the potential application of blockchain technology to our core consumer lending business.

Basis of Accounting

These consolidated financial statements include the operations of Mr. Amazing Loans Corporation and its wholly-owned subsidiaries, Investment Evolution Corporation (“IEC”) and IEC SPV, LLC (“IEC SPV”) and MRAL Blockchain and collectively with Mr. Amazing Loans Corporation, IEC, IEC SPV and MRAL Blockchain, the “Company”. All inter-company transactions and balances have been eliminated in consolidation.

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

(i)	the Company has reported recurring losses, and
(ii)	the Company has not yet generated positive net cash flows from operations.

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through July 2019. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company has also entered into the 2018 Consulting Contract with Mr. Mathieson, which significantly reduces the Chief Executive Officer consulting expense by more than 50% percent, compared to the Chief Executive Officer consulting expense for the first half of 2018, beginning July 1, 2018. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least July 2019. The Board of Directors approved a stock repurchase program in 2017 that expires December 31, 2018. However, management does not intend to repurchase a significant number of shares under the stock repurchase program.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2018, 53 loans, with a total balance of $200,527, were delinquent or in default.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$409,297	-	-	$409,297
Loans receivable, net	$-	-	4,005,410	$4,005,410

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$704,006	-	-	$704,006
Loans receivable, net	$-	-	4,928,704	$4,928,704

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Marketable Securities

On January 2, 2018, we purchased 500 shares of the common stock of Lending Club Corporation (“Lending Club”) for $2,092. The security was classified as available-for-sale and had an unrealized loss of $194 prior to the sale. On March 19, 2018, we sold 500 shares of Lending Club’s common stock for $1,898. At June 30, 2018 the marketable securities balance was $0.

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

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $1,898 resulting in a loss on sale totaling $194 during the six months ended June 30, 2018. The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the twelve months ended December 31, 2017.

Legal Settlement and Related Fees

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of June 30, 2018, there are $77,909 in outstanding loans that originated in Virginia, which mature between February 2020 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized gains (losses) on securities classified as available for sale that are recorded as an element of shareholder’s equity but are excluded from net income.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes have no impact on the consolidated financial statements.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. LOANS RECEIVABLE

Loans receivable consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Loans receivable	$5,006,762	$6,160,881
Allowance for credit losses	$(1,001,352)	$(1,232,177)
Loans receivable, net	$4,005,410	$4,928,704

A reconciliation of the allowance for credit losses consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning balance, January 1	$1,232,177	$1,212,441
Provision for credit losses	$279,102	$1,494,843
Loans charged off	$(509,927)	$(1,475,107)
Ending balance	$1,001,352	$1,232,177
Basis of assessment:
Individually	$-	$-
Collectively	$1,001,352	$1,232,177

The following is an age analysis of past due receivables as of June 30, 2018 and December 31, 2017:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
June 30, 2018	$115,322	$99,864	$200,528	$415,714	$4,591,049	$5,006,762	$200,528
December 31, 2017	$157,988	$84,640	$327,705	$570,334	$5,590,547	$6,160,881	$327,705

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of June 30, 2018 and December 31, 2017 by credit quality indicator:

Credit Score	June 30, 2018	December 31, 2017
550-575	$4,882	$12,911
576-600	$67,395	$86,883
601-650	$2,428,717	$2,992,076
651-700	$1,947,006	$2,326,006
701-750	$398,490	$543,433
751-800	$126,449	$152,042
801-850	$24,410	$34,607
851-900	$9,413	$12,923
	$5,006,762	$6,160,881

3. PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	2,000
	$122,859	$122,859
Less accumulated depreciation and amortization	112,332	109,483
Total	$10,527	$13,025

Depreciation of property and equipment amounted to $2,849 and $3,044 during the six months ended June 30, 2018 and 2017, respectively. Depreciation of property and equipment amounted to $1,424 and $1,471 during the three months ended June 30, 2018 and 2017, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of June 30, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the six months ended June 30, 2018 and 2017 was calculated at $0 and $0, respectively.

On June 8, 2018, MRAL Blockchain, a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Investment Evolution Coin Ltd. (“IEC Ltd.”). Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The current outstanding balance of the loan facility is zero.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

5. STOCKHOLDERS’ EQUITY

As of June 30, 2018, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At June 30, 2018, the Company had 17,463,449 shares of common stock and 360,000 shares of Series H preferred stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. During the six months ended June 30, 2018, the Company did not purchase any shares under the stock repurchase program. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

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

Series H Preferred Stock

During the six months ended June 30, 2018 and year ended December 31, 2017, the Company issued 360,000 and 1,292,089 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At June 30, 2018, 360,000 shares of Series H convertible preferred stock were outstanding. On December 31, 2017, 1,292,089 Series H preferred shares outstanding on issue converted into 5,168,356 common shares.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which 360,000 shares are outstanding as of June 30, 2018. There are no sinking fund provisions applicable to our Series H preferred stock.

Ranking. The Series H preferred stock ranks pari passu with any other series of preferred stock subsequently designated by the Company and not designated as senior securities or subordinate to the Series H preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of the Company, a holder of Series H preferred stock will be entitled to receive $1.00 per share of Series H preferred stock.

Dividends. The Series H Preferred Stock is not entitled to receive dividends.

Voting. The holders of the Series H preferred stock have 50 votes per share of Series H preferred stock held. The holders of Series H preferred stock vote together with the holders of the outstanding shares of all other capital stock of the Company, and not as a separate class, series or voting group.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

Redemption and Call Rights. The Series H preferred stock have no redemption or call rights.

Conversion. Holders of Series H preferred stock have the following rights with respect to the conversion of Series H preferred stock into shares of the Company’s common stock:

● At any time after June 6, 2018, and upon notice provided by the holder to the Company, a holder shall have the right to convert, at face value per share, all or any portion of their Series H preferred stock into shares of the Company’s common stock on the basis of 50 shares of common stock for each share of Series H preferred stock so converted (the “Conversion Ratio”).

● If at any time after the date of issuance of the Series H preferred stock, in the event the Company shall (i) make or issue a dividend or other distribution payable in common stock (other than with respect to the Series H preferred stock); (ii) subdivide outstanding shares of common stock into a larger number of shares; or (iii) combine outstanding shares of common stock into a smaller number of shares, the Conversion Ratio shall be adjusted appropriately by the Company’s Board of Directors.

● If the common stock issuable upon the conversion of the Series H preferred stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares or stock dividend provided for elsewhere in the certificate of designations), then in each such event, the holder of each share of Series H preferred stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such capital reorganization, reclassification or other change by holders of the number of shares of common stock into which such shares of Series H preferred stock might have been converted immediately prior to such capital reorganization, reclassification or other change.

● In each case of an adjustment or readjustment of the conversion ratio, the Company, at its expense, will seek to furnish each holder of Series H preferred stock with a certificate, showing such adjustment or readjustment, and stating in detail the facts upon which such adjustment or readjustment is based.

● Promptly after the Company’s receipt of a conversion notice, and upon surrender of the Series H preferred stock certificate for cancellation, the Company shall deliver to the holder a certificate representing the number of the Company’s shares of common stock into which such Series H preferred stock is converted. No fractional shares shall be issued, and, in lieu of any such fractional securities, each holder of Series H preferred stock who will otherwise be entitled to a fraction of a share upon surrender shall receive the next highest whole share.

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

At June 30, 2018, the Company had cash and cash equivalents exceeding insured limits by $142,630.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. Total rent expense for the six months ended June 30, 2018 and 2017 was $35,716 and $28,889 respectively. Total rent expense for the three months ended June 30, 2018 and 2017 was $17,728 and $18,032 respectively.

Set forth below is information regarding the Company’s future minimum rental payment as of June 30, 2018. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending	12 Months Ending	12 Months Ending
June 30, 2019	June 30, 2020	June 30, 2021	Thereafter	Total
$69,528	$69,528	$17,382	$-	$156,438

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of June 30, 2018, there are $77,909 in outstanding loans that originated in Virginia, which mature between February 2020 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Professional Consulting Contract

On July 1, 2017, the Company and Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of our Board of Directors, and a significant stockholder of the Company, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between Mr. Mathieson and the Company (the “January 2017 Consulting Contract”) pursuant to which the Company was required to pay Mr. Mathieson $1 annually in exchange for certain consulting services. Concurrently with the termination of the January 2017 Consulting Contract, IEC and Mr. Mathieson entered into a new professional consulting contract, effective as of July 1, 2017 (the “July 2017 Consulting Contract”). Pursuant to the terms of the 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The July 2017 Consulting Contract had a term of 1.5 years and renewed automatically for successive one-year periods unless notice of termination is provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by Mr. Mathieson, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

Pursuant to the July 2017 Consulting Contract, the Company paid Mr. Mathieson $600,000 in cash and $0 in health insurance premiums and costs for the six months ended June 30, 2018. Pursuant to the January 2017 Consulting Contract, the Company paid Mr. Mathieson $0 in cash and $0 in health insurance premiums and costs for the six months ended June 30, 2017.

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by the Company, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract began as of July 1, 2018 and continues indefinitely unless three months’ written notice of termination is provided by either party.

Pursuant to the terms of the 2018 Consulting Contract, in exchange for Mr. Mathieson’s services, the Company agreed to pay Mr. Mathieson an annual base salary of $600,000. Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by the Company. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, the Company will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

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

Net Profit Interest

The Company has a net profit interest agreement with a third party lender, under which the Company pays 20% of its subsidiary IEC SPV’s net profit to the lender (see note 4).

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the six months ended June 30, 2018 and six months ended June 30, 2017, the Company incurred compensation expense to Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company under professional consulting contracts of $600,000 and $0 respectively. During the six months ended June 30, 2018 and June 30, 2017, the Company accrued dividends payable in the amount of $0 and $34,500, respectively, for our Chief Executive Officer. During the three months ended June 30, 2018 and three months ended June 30, 2017, the Company incurred compensation expense to our Chief Executive Officer under the professional consulting contracts of $300,000 and $0, respectively.

Chief Operating Officer

During the six months ended June 30, 2018 and six months ended June 30, 2017, the Company incurred compensation expense to our Chief Operating Officer of $115,000. During the six months ended June 30, 2018 and June 30, 2017, the Company accrued dividends payable in the amount of $0 and $10, respectively, for our Chief Operating Officer. During the three months ended June 30, 2018 and three months ended June 30, 2017, the Company incurred compensation expense to our Chief Operating Officer of $57,500 and $61,923.

Issuance of Series H Preferred Stock

On June 8, 2018, the Company issued 360,000 shares of the Company’s Series H preferred stock at a price of $1.00 per share to IEC Ltd. for an aggregate purchase price of $360,000. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

Loan Agreement

On June 8, 2018, MRAL Blockchain entered into the Loan Agreement with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

Pursuant to the Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023.

MRAL Blockchain may cancel the loan offered pursuant to the Loan Agreement at any time by written notice to IEC Ltd. If MRAL Blockchain cancels the loan in this manner, MRAL Blockchain must repay any outstanding principal and interest due under the Loan Agreement.

Each of the following events is deemed to be an event of default under the Loan Agreement:

a) A default under the Loan Agreement,
b) Execution of a court’s or other authority’s order permitting seizure of any of MRAL Blockchain’s assets
c) The Loan Agreement is terminated or liable to be terminated or is or becomes void, voidable, illegal, invalid or otherwise unenforceable, or, in the reasonable opinion of IEC Ltd. is likely to become void, voidable, illegal, invalid or otherwise unenforceable,
d) In the reasonable opinion of IEC Ltd., if there has been a material adverse change in the financial position of MRAL Blockchain, or IEC Ltd.’s security for the loan is materially diminished or is in jeopardy,
e) If a liquidator, provisional liquidator, official manager or a receiver or a receiver and manager is appointed for any of the assets of MRAL Blockchain, or if any event or circumstance occurs whereby, in the reasonable opinion of IEC Ltd., any of the foregoing could or is likely to occur,
f) In the reasonable opinion of IEC Ltd., MRAL Blockchain is unable to pay its debts from its own money as they fall due,
g) If a judgment for an amount of the lesser of $50,000 or 10% of the loan is signed or entered against MRAL Blockchain and remains unsatisfied or is not appealed against for a period of seven days, and
h) If any representation or warranty made by MRAL Blockchain proves to be materially incorrect.

If an event of default occurs, the loan will, at the option of IEC Ltd., become and be payable to and recoverable by IEC Ltd. immediately.

As at June 30, 2018, none of the facility has been drawn down under the loan agreement.

Payable to Related Party

During the six months ended June 30, 2018 and June 30, 2017, IEC Ltd. advanced an aggregate of $10,262 and $0 to the Company. During the three months ended June 30, 2018 and June 30, 2017, IEC Ltd. advanced an aggregate of $10,262 and $0 to the Company. As of June 30, 2018, $10,262 was owed by the Company to IEC Ltd. pursuant to this advance. The advance is not evidenced by a promissory note. The advance does not accrue interest, and the parties expect that the Company will repay the advance in full in August 2018.

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

In this quarterly report on Form 10-Q, we refer to Mr. Amazing Loans Corporation, collectively with its wholly owned subsidiaries, Investment Evolution Corporation (“IEC”), IEC SPV, LLC (“IEC SPV”) and MRAL Blockchain, LLC (“MRAL Blockchain”) as the “Company.” References to “we” and “our” mean the Company, including its wholly owned subsidiaries, and its predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2018 and 2017, we completed private placements of our preferred stock in exchange for which we received an aggregate of approximately $1.66 million, which we used to finance our operations and offer personal loans to our customers. We also received $3.4 million in connection with our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”) in June 2017 and selling the shares of OneMain we acquired as a result of that tender offer.

As at June 30, 2018, we had 1,407 loans issued and outstanding to our customers, with an aggregate amount of $5,006,762. The table below sets forth the payment status of the loans in our portfolio as of June 30, 2018.

Portfolio Ledger Stratification as at June 30, 2018

	Current Unpaid Principal Balance	%
0 - 30 days	$4,591,049	91.7%
31 - 60 days	115,322	2.3%
61 - 90 days	99,864	2.0%
91 - 120 days	61,602	1.2%
121 - 184 days	138,925	2.8%
Total	$5,006,762	100%

At June 30, 2018, we had 53 loans delinquent or in default (defined as 91+ days past due) representing 3.8% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Recent Developments

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of Mr. Amazing Loans’ common stock for each share of common stock of Lending Club Corporation (“Lending Club”), up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Formation of MRAL Blockchain

On March 19, 2018 the Company formed a wholly-owned subsidiary, MRAL Blockchain, to explore the potential application of blockchain technology to our core consumer lending business.

Corporate Name Change to Mr. Amazing Loans Corporation

On March 26, 2018, we filed articles of amendment (the “Amendment”) to our amended and restated articles of incorporation, as amended (the “Articles”) with the Florida Secretary of State. The Amendment had the effect of changing our corporate name from IEG Holdings Corporation to Mr. Amazing Loans Corporation, in order to align our consumer brand (Mr. Amazing Loans) with our corporate name. The Amendment was approved by Mr. Mathieson, our President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, and by holders of a majority of the voting power of our voting stock. The Amendment and the corporate name change became effective on April 30, 2018.

Mathieson 2018 Consulting Contract

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the Professional Consulting Contract dated July 1, 2017 between Mr. Mathieson and the Company. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by Mr. Amazing Loans and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by Mr. Amazing Loans, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract began as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

Amendment of Series H Preferred Stock

Effective June 8, 2018, the Company filed articles of amendment (the “Amendment”) to its amended and restated articles of incorporation, as amended. The Amendment has the effect of revising the terms of the Series H preferred stock to:

(1)	Provide that the Series H preferred stock will have voting rights, at the rate of 50 votes per share of Series H preferred stock, voting together with the holders of the outstanding shares of all other capital stock of the Company, and not as a separate class;

(2)	Provide that at any time after June 6, 2018, and upon notice to the Company, the holder of Series H preferred stock may convert all or a portion of their shares of Series H preferred stock into shares of the Company’s common stock on the basis of 50 shares of common stock for each share of Series H preferred stock converted.

The Amendment was approved by the Company’s sole director on June 6, 2018.

Issuance of Series H Preferred Stock

On June 8, 2018, the Company issued 360,000 shares of the Company’s Series H preferred stock at a price of $1.00 per share to IEC Evolution Coin Ltd. (“IEC Ltd.”) for an aggregate purchase price of $360,000 (the “Series H Stock Purchase”). No underwriter was involved in the Series H Stock Purchase. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

The issuance of shares of Series H preferred stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances of Series H preferred stock involved offers and sales of securities made outside the United States. The offers and sales were made in offshore transactions from the United States and no directed selling efforts were made by the Company, any distributor, their affiliates or any persons acting on their behalf.

Loan Agreement

On June 8, 2018, MRAL Blockchain entered into a Loan Agreement (the “Loan Agreement”) with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

Pursuant to the Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023.

MRAL Blockchain may cancel the loan offered pursuant to the Loan Agreement at any time by written notice to IEC Ltd. If MRAL Blockchain cancels the loan in this manner, MRAL Blockchain must repay any outstanding principal and interest due under the Loan Agreement.

Each of the following events is deemed to be an event of default under the Loan Agreement:

a) A default under the Loan Agreement,

b) Execution of a court’s or other authority’s order permitting seizure of any of MRAL Blockchain’s assets

c) The Loan Agreement is terminated or liable to be terminated or is or becomes void, voidable, illegal, invalid or otherwise unenforceable, or, in the reasonable opinion of IEC Ltd. is likely to become void, voidable, illegal, invalid or otherwise unenforceable,

d) In the reasonable opinion of IEC Ltd., if there has been a material adverse change in the financial position of MRAL Blockchain, or IEC Ltd.’s security for the loan is materially diminished or is in jeopardy,

e) If a liquidator, provisional liquidator, official manager or a receiver or a receiver and manager is appointed for any of the assets of MRAL Blockchain, or if any event or circumstance occurs whereby, in the reasonable opinion of IEC Ltd., any of the foregoing could or is likely to occur,

f) In the reasonable opinion of IEC Ltd., MRAL Blockchain is unable to pay its debts from its own money as they fall due,

g) If a judgment for an amount of the lesser of $50,000 or 10% of the loan is signed or entered against MRAL Blockchain and remains unsatisfied or is not appealed against for a period of seven days, and

h) If any representation or warranty made by MRAL Blockchain proves to be materially incorrect.

If an event of default occurs, the loan will, at the option of IEC Ltd., become and be payable to and recoverable by IEC Ltd. immediately.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Interest Revenue

For the six months ended June 30, 2018, interest revenue decreased to $662,861, compared to $851,715 for the six months ended June 30, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period and a one-off reduction of revenue in the 2018 second quarter of $69,788 resulting from an adjustment of interest rate on book of loans. This decreased loan book size is primarily due to minimal advertising to new customers during the six months ending June 30, 2018 resulting from a decrease in cash available to fund new loans during that six month period and leading to lower loans receivable originated as compared to loans receivable repaid during the six months ended June 30, 2018.

Other Revenue

For the six months ended June 30, 2018, other revenue increased to $47,221, compared to $29,609 for the six months ended June 30, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in the second quarter of 2018.

Salaries and Compensation Expenses

For the six months ended June 30, 2018, salaries and compensation expenses increased to $821,691, compared to $239,203 for the six months ended June 30, 2017. The increase was primarily attributable to a $600,000 increase in the compensation paid to our Chief Executive Officer as compared to the prior period. The additional $600,000 was paid to our Chief Executive Officer pursuant to the July 1, 2017 Professional Consulting Agreement between the Company and the Chief Executive Officer.

Other Operating Expenses

For the six months ended June 30, 2018, other operating expenses increased to $260,942, compared to $194,566 for the six months ended June 30, 2017. The increase was attributable to increased credit reference check costs, one-off MRAL Blockchain costs and business licensing fees.

Provision for Credit Losses

For the six months ended June 30, 2018, the provision for credit losses expense decreased to $279,102, compared to $619,324 for the six months ended June 30, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio in the current period.

Advertising

For the six months ended June 30, 2018, advertising expenses increased to $6,380, compared to $3,460 for the six months ended June 30, 2017. The small increase was attributable to the increase in customer acquisition costs incurred, including online advertising and lead generation costs in the current period.

Rent Expense

For the six months ended June 30, 2018, rent expense increased to $35,716, compared to $28,889 for the six months ended June 30, 2017. The increase was due to the increase in rent costs from our new Las Vegas lease in 2018.

Public Company and Corporate Finance Expenses

For the six months ended June 30, 2018, public company and corporate finance expenses decreased to $864,219, compared to $1,195,535 for the six months ended June 30, 2017. The decrease was due to less one-off costs incurred related to the 2018 Lending Club Tender Offer compared to the one-off costs incurred related to the 2017 OneMain Tender Offer. In addition, the company incurred less investor relations costs in the six months ended June 30, 2018 versus the six months ended June 30, 2017.

Depreciation and Amortization

For the six months ended June 30, 2018, depreciation and amortization marginally decreased to $2,849, compared to $3,044 for the six months ended June 30, 2017. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the six months ended June 30, 2018, loss on sale of marketable securities decreased to $194, compared to $153,514 for the six months ended June 30, 2017. The decrease was due to the loss on sale of 500 Lending Club shares acquired by an open market purchase in January 2018 and subsequently sold in March 2018 being substantially less than the loss on sale of OneMain shares in 2017.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Interest Revenue

For the three months ended June 30, 2018, interest revenue decreased to $281,313, compared to $400,986 for the three months ended June 30, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period and a one-off reduction of revenue in the 2018 second quarter of $69,788 resulting from an adjustment of interest rate on book of loans. This decreased loan book size is primarily due to minimal advertising to new customers during the three months ending June 30, 2018 resulting from a decrease in cash available to fund new loans during that three month period and leading to lower loans receivable originated as compared to loans receivable repaid during the three months ended June 30, 2018.

Other Revenue

For the three months ended June 30, 2018, other revenue increased to $34,427, compared to $12,955 for the three months ended June 30, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in the 2018 quarter.

Salaries and Compensation Expenses

For the three months ended June 30, 2018, salaries and compensation expenses increased to $409,592, compared to $118,925 for the three months ended June 30, 2017. The increase was primarily attributable to a $300,000 increase in the compensation paid to our Chief Executive Officer as compared to the prior period. The additional $300,000 was paid to our Chief Executive Officer pursuant to the July 1, 2017 Professional Consulting Agreement between the Company and the Chief Executive Officer.

Other Operating Expenses

For the three months ended June 30, 2018, other operating expenses increased to $114,655, compared to $79,362 for the three months ended June 30, 2017. The increase was attributable to increased credit reference check costs and business licensing fees.

Provision for Credit Losses

For the three months ended June 30, 2018, the provision for credit losses expense decreased to $74,434, compared to $394,836 for the three months ended June 30, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio in the current period.

Advertising

For the three months ended June 30, 2018, advertising expenses increased to $5,140, compared to $2,580 for the three months ended June 30, 2017. The small increase was attributable to the increase in customer acquisition costs incurred, including online advertising and lead generation costs in the current period.

Rent Expense

For the three months ended June 30, 2018, rent expense decreased to $17,728, compared to $18,032 for the three months ended June 30, 2017. The decrease was due to the decrease in rent costs from our new Las Vegas lease in the corresponding period.

Public Company and Corporate Finance Expenses

For the three months ended June 30, 2018, public company and corporate finance expenses decreased to $210,130, compared to $697,344 for the three months ended June 30, 2017. The decrease was due to the one-off costs incurred related to the 2017 OneMain Tender Offer not being incurred in 2018. In addition, the company incurred less investor relations costs in the three months ended June 30, 2018 versus the three months ended June 30, 2017.

Depreciation and Amortization

For the three months ended June 30, 2018, depreciation and amortization marginally decreased to $1,424, compared to $1,471 for the three months ended June 30, 2017. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the three months ended June 30, 2018, loss on sale of marketable securities decreased to $0, compared to $153,514 for the three months ended June 30, 2017. The decrease was due to no sales of marketable securities in the 2018 period compared to the loss on sale of OneMain shares in 2017.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $409,297 as of June 30, 2018, compared to $704,006 as of December 31, 2017. The decrease resulted from significant operating expenses in excess of net cash proceeds from financing and investing activities.

Loans Receivable

We had net loan receivables of $4,005,410 as of June 30, 2018, as compared to $4,928,704 as of December 31, 2017. The decrease was due to lower loan originations in the current period versus repayment and write-off of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $68,367 as of June 30, 2018, as compared to $75,364 as of December 31, 2017. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at June 30, 2018. The decrease in other receivables is primarily due to the decrease in accrued interest receivable for the current period.

Property and Equipment

We had net property and equipment of $10,527 as of June 30, 2018 as compared to $13,376 as of December 31, 2017. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $6,196 as of June 30, 2018, compared to $51,053 as of December 31, 2017. The decrease was due to management’s decision to pay of a number of previously accrued expenses in full in the current period which meant that no accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2018 and the 12 months ended December 31, 2017, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through July 2019. To expand operations significantly we will be required to draw down from our loan facility until operating results improve.

Liquidity and Capital Resources

We used cash in operations of $1,238,506 during the six months ended June 30, 2018, compared to $679,799 during the six months ended June 30, 2017, and this increase is primarily due to an increase in our Chief Executive Officer’s total compensation by $600,000 for the six months ended June 30, 2018. The Company also incurred $435,025 of costs during the six months ended June 30, 2018 in connection with the 2018 Lending Club Tender Offer.

The Company has historically financed its operations and loans made to its customers through placements of shares of the Company’s common stock and preferred stock, private credit facilities, and working capital loans. We also received $3.4 million in connection with terminating our tender offer to purchase shares of the common stock of OneMain in June 2017 and selling the shares of OneMain we acquired as a result of that tender offer. The Company intends to finance its operations and the planned expansion of its business through draw downs on its new $20 million loan facility with a related party.

The Company received net cash from investing activities of $583,797 during the six months ended June 30, 2018, compared to $4,100,626 received from investing activities during the six months ended June 30, 2017. The decrease in cash provided by investing activities is primarily due to the sale of all OneMain shares acquired in the OneMain tender offer in 2017 not being repeated in 2018.

We were provided $360,000 of net cash in financing activities during the six months ended June 30, 2018, compared to $0 during the same period in 2017. The increase was attributable to equity capital raised through Series H preference shares.

At June 30, 2018, we had cash on hand of $409,297, which when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues, is sufficient to meet our operating needs for the next 12 months.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses, and

(ii) the Company has not yet generated positive net cash flows from operations.

Management has evaluated the result of their plans for the next 12 months and as a result of the plans, the Company can meet all its obligations at least through July 2019. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 5 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company has also entered into the 2018 Consulting Contract with Mr. Mathieson, which significantly reduces the Chief Executive Officer consulting expense by more than 50% percent, compared to the Chief Executive Officer consulting expense for the first half of 2018, beginning July 1, 2018. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least July 2019. The Board of Directors approved a stock repurchase program in 2017 that expires December 31, 2018. However, management does not intend to repurchase a significant number of shares under the stock repurchase program.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of June 30, 2018, were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the six months ended June 30, 2018 and 2017 was calculated at $0 and $0, respectively.

On June 8, 2018, MRAL Blockchain entered into the Loan Agreement with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The current outstanding balance of the loan facility is zero.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Basis of Accounting

These consolidated financial statements include the operations of Mr. Amazing Loans Corporation and its wholly owned subsidiaries, IEC, IEC SPV and MRAL Blockchain. All inter-company transactions and balances have been eliminated in consolidation.

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the consumer finance industry.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At June 30, 2018, 53 loans, with a total balance of $200,527, were delinquent or in default.

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

Recently Issued or Newly Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes have no impact on the consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the information relating to our purchase of shares of our common stock in the six months ended June 30, 2018.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2018	0	N/A	0	$1,712,596
February 1 – February 28, 2018	0	N/A	0	$1,712,596
March 1 – March 31, 2018	0	N/A	0	$1,712,596
April 1 – April 30, 2018	0	N/A	0	$1,712,596
May 1 – May 31, 2018	0	N/A	0	$1,712,596
June 1 – June 30, 2018	0	N/A	0	$1,712,596
Total	0	N/A	0	$1,712,596

1 On January 9, 2017, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2018. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of amendment to articles of incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 3, 2018).

3.2	Articles of amendment to articles of incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2018).

10.1	Loan Agreement dated as of June 8, 2018 by and between MRAL Blockchain, LLC and Investment Evolution Coin Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2018).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. AMAZING LOANS CORPORATION

Date: July 23, 2018	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

