Form 10-Q
period 2018-09-30
Mr. Amazing Loans Corp
filed 2018-11-13
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 17,226,283 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MR. AMAZING LOANS CORPORATION

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, including the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other filings with the Securities and Exchange Commission (the “SEC”), including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC, as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$382,267	$704,006
Loans receivable, net, note 2	3,730,691	4,928,704
Other receivables	76,904	75,364
Prepaid expenses	17,082	18,238
Property and equipment, net, note 3	9,102	13,376
Security deposits	11,234	11,234

TOTAL ASSETS	$4,227,280	$5,750,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$50,346	$51,053

TOTAL LIABILITIES	$50,346	$51,053

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 360,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, note 5	360	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,226,283 and 17,463,449 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, note 5	2,240,694	2,240,931
Additional paid-in capital	34,378,814	34,074,976
Accumulated deficit	(32,442,934)	(30,616,038)

TOTAL STOCKHOLDERS’ EQUITY	4,176,934	5,699,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,227,280	$5,750,922

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Interest revenue	$313,592	$386,565	$976,453	$1,238,280
Other revenue	39,161	20,805	86,382	50,414

TOTAL REVENUES	352,753	407,370	1,062,835	1,288,694

OPERATING EXPENSES
Salaries and compensation	250,188	419,144	1,071,879	658,347
Other operating expenses	124,075	104,985	385,017	299,551
Provision for credit losses	68,061	300,205	347,163	919,529
Advertising	8,192	180,808	14,572	184,268
Rent	11,761	23,826	47,477	52,715
Public company and corporate finance expenses	155,044	449,321	1,019,263	1,644,856
Depreciation and amortization	1,425	1,451	4,274	4,495

TOTAL OPERATING EXPENSES	618,746	1,479,740	2,889,645	3,763,761

LOSS FROM OPERATIONS	(265,993)	(1,072,370)	(1,826,810)	(2,475,067)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	-	-	(194)	(153,514)
Legal settlements and related fees	-	(624,283)	-	(624,283)
Miscellaneous income	11	74	108	363

TOTAL OTHER INCOME (EXPENSE)	11	(624,209)	(86)	(777,434)

NET LOSS	$(265,982)	$(1,696,579)	$(1,826,896)	$(3,252,501)

Net loss attributable to common stockholders	(265,982)	(1,696,579)	(1,826,896)	(3,252,501)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	-	(194)	(153,514)
Less: Reclassified adjustment for losses included in net loss	-	-	194	153,514
Comprehensive loss attributable to common stockholders	(265,982)	-	(1,826,896)	(3,252,501)

Net loss attributable to common stock per share, basic and diluted	$(0.02)	$(0.13)	$(0.10)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	17,453,137	12,708,547	17,459,974	10,901,436

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2017 THROUGH SEPTEMBER 30, 2018

							Accumulated
			Series H		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2017	9,714,186	$2,233,182	-	$-	$29,698,025	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040			3,550,580			3,553,620

Unrealized loss on marketable securities							(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss							153,514	153,514

Buyback of shares	(458,973)	(459)			(286,945)			(287,404)

Issuance of Preferred Shares	-	-	1,292,089	1,292	1,290,797			1,292,089

Conversion of Preferred Shares to Common Shares	5,168,356	5,168	(1,292,089)	(1,292)	(3,876)			-

Common Stock Dividends					(173,605)			(173,605)

Net loss	-	-	-	-	-	(5,505,719)	-	(5,505,719)

Balance, December 31, 2017	17,463,449	$2,240,931	-	$-	$34,074,976	$(30,616,038)	$-	$5,699,869

Unrealized loss on marketable securities							(194)	(194)

Reclassified adjustment for loss on marketable securities to net loss							194	194

Issuance of Preferred Shares	-	-	360,000	360	359,640			360,000

Buyback of shares	(237,166)	(237)			(55,801)			(56,038)

Net loss	-	-	-	-	-	(1,826,896)	-	(1,826,896)

Balance, September 30, 2018	17,226,283	$2,240,694	360,000	$360	$34,378,814	$(32,442,934)	$-	$4,176,934

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,826,896)	$(3,252,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	347,163	919,529
Adjustment of interest rate on book of loans	60,201	-
Depreciation and amortization	4,274	4,495
Loss on marketable securities sold	194	153,514
Changes in assets - (increase) decrease:
Legal settlements and related fees	-	178,982
Other receivables	(1,540)	14,194
Prepaid expenses	1,156	(17,171)
Deposits	-	(5,794)
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	(707)	157,107

NET CASH USED IN OPERATING ACTIVITIES	(1,416,155)	(1,847,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(710,000)	(1,140,000)
Loans receivable repaid	1,500,650	1,440,627
Purchase of marketable securities	(2,092)	-
Sale of marketable securities	1,898	3,400,106

NET CASH PROVIDED BY INVESTING ACTIVITIES	790,456	3,700,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for buyback of common stock	(56,038)	(276,880)
Common stock dividends paid	-	(111,927)
Deposits on preferred shares to be issued	-	63,595
Proceeds from issuance of preferred stock	360,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	303,962	(325,212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321,737)	1,527,876

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	704,006	322,441

CASH AND CASH EQUIVALENTS, END OF YEAR	$382,267	$1,850,317

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Issuance of common stock for tender offer	$-	$3,553,620

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended September 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 for Mr. Amazing Loans Corporation (the “Company,” “we,” “our,” or “us”), contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however, in the Company’s opinion, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general principles within the consumer finance industry.

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

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through November 2019. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018 or 2019. In addition, significant core operating costs have been cut from the Company starting in 2016 including reducing the number of employees from 12 to 4 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company also entered into the 2018 Consulting Contract with Mr. Mathieson, which significantly reduces the Chief Executive Officer consulting expense by more than 50% percent, compared to the Chief Executive Officer consulting expense for the first half of 2018, beginning July 1, 2018. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least November 2019. The Board of Directors approved a stock repurchase program in 2017 that expires December 31, 2018. However, management does not intend to repurchase a significant number of shares under the stock repurchase program.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2018, 64 loans, with a total balance of $267,741, were delinquent or in default.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$382,267	-	-	$382,267
Loans receivable, net	$-	-	3,730,691	$3,730,691

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Marketable Securities

On January 2, 2018, we purchased 500 shares of the common stock of Lending Club Corporation (“Lending Club”) for $2,092. The security was classified as available-for-sale and had an unrealized loss of $194 prior to the sale. On March 19, 2018, we sold 500 shares of Lending Club’s common stock for $1,898. At September 30, 2018 the marketable securities balance was $0.

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

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $1,898 resulting in a loss on sale totaling $194 during the nine months ended September 30, 2018. The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the twelve months ended December 31, 2017.

Legal Settlement and Related Fees

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of September 30, 2018, there are $56,574 in outstanding loans that originated in Virginia, which mature between February 2020 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized gains (losses) on securities classified as available for sale that are recorded as an element of shareholder’s equity but are excluded from net income.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current GAAP and replace it with a principles based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes has no impact on the consolidated financial statements.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Loans receivable	$4,663,363	$6,160,881
Allowance for credit losses	$(932,672)	$(1,232,177)
Loans receivable, net	$3,730,691	$4,928,704

A reconciliation of the allowance for credit losses consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Beginning balance, January 1	$1,232,177	$1,212,441
Provision for credit losses	$347,163	$1,494,843
Loans charged off	$(646,668)	$(1,475,107)
Ending balance	$932,672	$1,232,177
Basis of assessment:
Individually	$-	$-
Collectively	$932,672	$1,232,177

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

The following is an age analysis of past due receivables as of September 30, 2018 and December 31, 2017:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and not Accruing
September 30, 2018	$120,942	$95,047	$267,741	$483.730	$4,179,633	$4,663,363	$267,741
December 31, 2017	$157,988	$84,640	$327,705	$570,334	$5,590,547	$6,160,881	$327,705

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a summary of the loan receivable balance as of September 30, 2018 and December 31, 2017 by credit quality indicator:

Credit Score	September 30, 2018	December 31, 2017
550-575	$2,444	$12,911
576-600	$54,681	$86,883
601-650	$2,282,906	$2,992,076
651-700	$1,748,596	$2,326,006
701-750	$403,819	$543,433
751-800	$117,445	$152,042
801-850	$37,826	$34,607
851-900	$15,646	$12,923
	$4,663,363	$6,160,881

3. PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	2,000
	$122,859	$122,859
Less accumulated depreciation and amortization	113,757	109,483
Total	$9,102	$13,376

Depreciation of property and equipment amounted to $4,274 and $4,495 during the nine months ended September 30, 2018 and 2017, respectively. Depreciation of property and equipment amounted to $1,425 and $1,451 during the three months ended September 30, 2018 and 2017, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of September 30, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the nine months ended September 30, 2018 and 2017 was calculated at $14,241 and $0, respectively.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

On June 8, 2018, MRAL Blockchain, a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “IEC Ltd. Loan Agreement”) with Investment Evolution Coin Ltd. (“IEC Ltd.”). Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The outstanding balance of the loan facility at September 30, 2018 is $0.

5. STOCKHOLDERS’ EQUITY

As of September 30, 2018, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At September 30, 2018, the Company had 17,226,283 shares of common stock and 360,000 shares of Series H preferred stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. During the nine months ended September 30, 2018, the Company purchased an aggregate of 237,166 shares under the stock repurchase program for an aggregate purchase price of $56,038 and cancelled the 237,166 shares. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

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

Series H Preferred Stock

During the nine months ended September 30, 2018 and year ended December 31, 2017, the Company issued 360,000 and 1,292,089 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At September 30, 2018, 360,000 shares of Series H convertible preferred stock were outstanding. On December 31, 2017, 1,292,089 Series H preferred shares outstanding on issue converted into 5,168,356 common shares.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

At September 30, 2018, the Company had cash and cash equivalents exceeding insured limits by $38,867.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. Total rent expense for the nine months ended September 30, 2018 and 2017 was $47,477 and $52,715 respectively. Total rent expense for the three months ended September 30, 2018 and 2017 was $11,761 and $23,826 respectively.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Set forth below is information regarding the Company’s future minimum rental payment as of September 30, 2018. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending	12 Months Ending
September 30, 2019	September, 2020	Thereafter	Total
$69,528	$69,528	$-	$139,056

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of September 30, 2018, there are $56,574 in outstanding loans that originated in Virginia, which mature between February 2020 and February 2022. The Company is not involved in any material legal proceedings at the present time.

Professional Consulting Contract

On July 1, 2017, the Company and Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of our Board of Directors, and a significant stockholder of the Company, agreed to terminate, effective July 1, 2017, the consulting contract dated January 1, 2017 between Mr. Mathieson and the Company (the “January 2017 Consulting Contract”) pursuant to which the Company was required to pay Mr. Mathieson $1 annually in exchange for certain consulting services. Concurrently with the termination of the January 2017 Consulting Contract, IEC and Mr. Mathieson entered into a new professional consulting contract, effective as of July 1, 2017 (the “July 2017 Consulting Contract”). Pursuant to the terms of the 2017 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by the Company and/or IEC. The July 2017 Consulting Contract had a term of 1.5 years and renewed automatically for successive one-year periods unless notice of termination was provided 30 days prior to the automatic renewal date. In exchange for the services provided to the Company and/or IEC by Mr. Mathieson, IEC agreed to pay him $1,200,000 annually in quarterly payments of $300,000 due in advance each quarter and to provide health insurance benefits as well as a discretionary bonus to be determined by the Company’s Board of Directors, which consists solely of Mr. Mathieson.

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

Pursuant to the July 2017 and 2018 Consulting Contracts, the Company paid Mr. Mathieson $750,000 in cash and $0 in health insurance premiums and costs for the nine months ended September 30, 2018. Pursuant to the January 2017 and July 2017 Consulting Contracts, the Company paid Mr. Mathieson $300,000 in cash and $0 in health insurance premiums and costs for the nine months ended September 30, 2017.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Net Profit Interest

The Company has a net profit interest agreement with a third party lender, under which the Company pays 20% of its subsidiary IEC SPV’s net profit to the lender (see note 4).

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the nine months ended September 30, 2018 and nine months ended September 30, 2017, the Company incurred compensation expense to Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company under professional consulting contracts of $750,000 and $300,000 respectively. During the nine months ended September 30, 2018 and September 30, 2017, the Company paid in cash common share dividends in the amount of $0 and $69,000, respectively, for our Chief Executive Officer. During the three months ended September 30, 2018 and three months ended September 30, 2017, the Company incurred compensation expense to our Chief Executive Officer under the professional consulting contracts of $150,000 and $300,000, respectively.

Chief Operating Officer

During the nine months ended September 30, 2018 and nine months ended September 30, 2017, the Company incurred compensation expense to our Chief Operating Officer of $168,077 and $172,500, respectively. During the nine months ended September 30, 2018 and September 30, 2017, the Company paid in cash common share dividends in the amount of $0 and $20, respectively, for our Chief Operating Officer. During the three months ended September 30, 2018 and three months ended September 30, 2017, the Company incurred compensation expense to our Chief Operating Officer of $53,077 and $57,500, respectively.

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

IEC Ltd. Loan Agreement

On June 8, 2018, MRAL Blockchain entered into the IEC Ltd. Loan Agreement with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023.

MRAL Blockchain may cancel the loan offered pursuant to the IEC Ltd. Loan Agreement at any time by written notice to IEC Ltd. If MRAL Blockchain cancels the loan in this manner, MRAL Blockchain must repay any outstanding principal and interest due under the IEC Ltd. Loan Agreement on the cancellation date.

Each of the following events is deemed to be an event of default under the IEC Ltd. Loan Agreement:

a) A default under the IEC Ltd. Loan Agreement,

b) Execution of a court’s or other authority’s order permitting seizure of any of MRAL Blockchain’s assets

c) The IEC Ltd. Loan Agreement is terminated or liable to be terminated or is or becomes void, voidable, illegal, invalid or otherwise unenforceable, or, in the reasonable opinion of IEC Ltd. is likely to become void, voidable, illegal, invalid or otherwise unenforceable,

d) In the reasonable opinion of IEC Ltd., if there has been a material adverse change in the financial position of MRAL Blockchain, or IEC Ltd.’s security for the loan is materially diminished or is in jeopardy,

e) If a liquidator, provisional liquidator, official manager or a receiver or a receiver and manager is appointed for any of the assets of MRAL Blockchain, or if any event or circumstance occurs whereby, in the reasonable opinion of IEC Ltd., any of the foregoing could or is likely to occur,

f) In the reasonable opinion of IEC Ltd., MRAL Blockchain is unable to pay its debts from its own money as they fall due,

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

As at September 30, 2018, none of the facility has been drawn down under the IEC Ltd. Loan Agreement.

9. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a consumer finance company providing responsible online personal loan products under the brand name “Mr. Amazing Loans” to customers in 20 states via our website and online application portal. We provide unsecured personal consumer loans to individuals in amounts of $5,000 and $10,000. Each of our online personal loans carries a fixed APR in the range of 12.0% to 29.9%, is unsecured, and has a non-revolving term of five-years. We originate, process and service all of our personal loans centrally from our Las Vegas head office and have an 8-year track record of origination, underwriting and servicing personal loans to underbanked consumers. Our customers are primarily non-prime consumers who we believe have limited access to credit from banks and credit card companies. We leverage our experience and knowledge in the consumer finance industry to generate revenue from the interest earned on our portfolio of personal loans.

In this quarterly report on Form 10-Q, we refer to Mr. Amazing Loans Corporation, collectively with its wholly owned subsidiaries, Investment Evolution Corporation (“IEC”), IEC SPV, LLC (“IEC SPV”) and MRAL Blockchain, LLC (“MRAL Blockchain”), as the “Company.” References to “we” and “our” mean the Company, including its wholly owned subsidiaries, and its predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2018 and 2017, we completed private placements of our preferred stock in exchange for which we received an aggregate of approximately $1.66 million, which we used to finance our operations and offer personal loans to our customers. We also received $3.4 million in connection with our tender offer to purchase shares of the common stock of OneMain Holdings, Inc. (“OneMain”) in June 2017 and the subsequent sale of the OneMain shares we acquired as a result of that tender offer.

As at September 30, 2018, we had 1,363 loans issued and outstanding to our customers, with an aggregate amount of $4,663,363. The table below sets forth the payment status of the loans in our portfolio as of September 30, 2018.

Portfolio Ledger Stratification as at September 30, 2018

	Current Unpaid Principal Balance	%
0 - 30 days	$4,179,633	89.6%
31 - 60 days	120,942	2.6%
61 - 90 days	95,047	2.0%
91 - 120 days	85,593	1.8%
121 - 184 days	182,148	3.9%
Total	$4,663,363	100.0%

At September 30, 2018, we had 64 loans delinquent or in default (defined as 91+ days past due) representing 4.8% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Recent Developments

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of the Company’s common stock for each share of common stock of Lending Club Corporation (“Lending Club”), up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the Securities and Exchange Commission (the “SEC”) raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Formation of MRAL Blockchain

On March 19, 2018, the Company formed a wholly owned subsidiary, MRAL Blockchain, to explore the potential application of blockchain technology to our core consumer lending business.

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

IEC Ltd. Loan Agreement

On June 8, 2018, MRAL Blockchain entered into a Loan Agreement (the “IEC Ltd. Loan Agreement”) with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson.

Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023.

MRAL Blockchain may cancel the loan offered pursuant to the IEC Ltd. Loan Agreement at any time by written notice to IEC Ltd. If MRAL Blockchain cancels the loan in this manner, MRAL Blockchain must repay any outstanding principal and interest due under the IEC Ltd. Loan Agreement on the cancellation date.

Each of the following events is deemed to be an event of default under the IEC Ltd. Loan Agreement:

a) A default under the IEC Ltd. Loan Agreement,

b) Execution of a court’s or other authority’s order permitting seizure of any of MRAL Blockchain’s assets,

c) The IEC Ltd. Loan Agreement is terminated or liable to be terminated or is or becomes void, voidable, illegal, invalid or otherwise unenforceable, or, in the reasonable opinion of IEC Ltd. is likely to become void, voidable, illegal, invalid or otherwise unenforceable,

d) In the reasonable opinion of IEC Ltd., if there has been a material adverse change in the financial position of MRAL Blockchain, or IEC Ltd.’s security for the loan is materially diminished or is in jeopardy,

e) If a liquidator, provisional liquidator, official manager or a receiver or a receiver and manager is appointed for any of the assets of MRAL Blockchain, or if any event or circumstance occurs whereby, in the reasonable opinion of IEC Ltd., any of the foregoing could or is likely to occur,

f) In the reasonable opinion of IEC Ltd., MRAL Blockchain is unable to pay its debts from its own money as they fall due,

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

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Interest Revenue

For the nine months ended September 30, 2018, interest revenue decreased to $976,453, compared to $1,238,280 for the nine months ended September 30, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period and a one-off reduction of revenue in the 2018 second quarter of $69,788 resulting from an adjustment of the interest rate on our book of loans. This decreased loan book size is primarily due to minimal advertising to new customers during the nine months ended September 30, 2018 resulting from a decrease in cash available to fund new loans during that nine month period and leading to lower loans receivable originated as compared to loans receivable repaid during the nine months ended September 30, 2018.

Other Revenue

For the nine months ended September 30, 2018, other revenue increased to $86,382, compared to $50,414 for the nine months ended September 30, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in the second and third quarters of 2018.

Salaries and Compensation Expenses

For the nine months ended September 30, 2018, salaries and compensation expenses increased to $1,071,879, compared to $658,347 for the nine months ended September 30, 2017. The increase was primarily attributable to a $450,000 increase in the compensation paid to our Chief Executive Officer as compared to the prior period.

Other Operating Expenses

For the nine months ended September 30, 2018, other operating expenses increased to $385,017, compared to $299,551 for the nine months ended September 30, 2017. The increase was attributable to increased credit reference check costs and business licensing fees.

Provision for Credit Losses

For the nine months ended September 30, 2018, the provision for credit losses expense decreased to $347,163, compared to $919,529 for the nine months ended September 30, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio and lower loan chargeoffs in the current period.

Advertising

For the nine months ended September 30, 2018, advertising expenses decreased to $14,572, compared to $184,268 for the nine months ended September 30, 2017. The decrease was attributable to the decrease in customer acquisition costs incurred mainly in direct mail advertising campaigns in the current period.

Rent Expense

For the nine months ended September 30, 2018, rent expense decreased to $47,477, compared to $52,715 for the nine months ended September 30, 2017. The decrease was due to the decrease in rent costs from our new Las Vegas lease in 2018.

Public Company and Corporate Finance Expenses

For the nine months ended September 30, 2018, public company and corporate finance expenses decreased to $1,019,263, compared to $1,644,856 for the nine months ended September 30, 2017. The decrease was due to fewer one-off costs incurred related to the 2018 Lending Club Tender Offer compared to the one-off costs incurred related to the 2017 OneMain Tender Offer and the terminated tender offer for Lending Club shares launched by the Company in 2017. In addition, the Company incurred fewer investor relations costs in the nine months ended September 30, 2018 versus the nine months ended September 30, 2017.

Depreciation and Amortization

For the nine months ended September 30, 2018, depreciation and amortization marginally decreased to $4,274, compared to $4,495 for the nine months ended September 30, 2017. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the nine months ended September 30, 2018, loss on sale of marketable securities decreased to $194, compared to $153,514 for the nine months ended September 30, 2017. The decrease was due to the loss on sale of 500 Lending Club shares acquired by an open market purchase in January 2018 and subsequently sold in March 2018 being substantially less than the loss on sale of OneMain shares in 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Interest Revenue

For the three months ended September 30, 2018, interest revenue decreased to $313,592, compared to $386,565 for the three months ended September 30, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period. This decreased loan book size is primarily due to minimal advertising to new customers during the three months ended September 30, 2018 resulting from a decrease in cash available to fund new loans during that three-month period and leading to lower loans receivable originated as compared to loans receivable repaid during the three months ended September 30, 2018.

Other Revenue

For the three months ended September 30, 2018, other revenue increased to $39,161, compared to $20,805 for the three months ended September 30, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in the 2018 quarter.

Salaries and Compensation Expenses

For the three months ended September 30, 2018, salaries and compensation expenses decreased to $250,188, compared to $419,144 for the three months ended September 30, 2017. The decrease was primarily attributable to a $150,000 decrease in the compensation paid to our Chief Executive Officer as compared to the prior period.

Other Operating Expenses

For the three months ended September 30, 2018, other operating expenses increased to $124,075, compared to $104,985 for the three months ended September 30, 2017. The minimal movement was in line with expectations.

Provision for Credit Losses

For the three months ended September 30, 2018, the provision for credit losses expense decreased to $68,061, compared to $300,205 for the three months ended September 30, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio and lower loan chargeoffs in the current period.

Advertising

For the three months ended September 30, 2018, advertising expenses decreased to $8,192, compared to $180,808 for the three months ended September 30, 2017. The decrease was attributable to the decrease in customer acquisition costs incurred mainly in direct mail advertising campaigns in the current period.

Rent Expense

For the three months ended September 30, 2018, rent expense decreased to $11,761, compared to $23,826 for the three months ended September 30, 2017. The decrease was due to the decrease in rent costs from our new Las Vegas lease in the corresponding period.

Public Company and Corporate Finance Expenses

For the three months ended September 30, 2018, public company and corporate finance expenses decreased to $155,044, compared to $449,321 for the three months ended September 30, 2017. The decrease was due to the one-off costs incurred related to the 2017 OneMain Tender Offer and the terminated tender offer for Lending Club shares launched by the Company in 2017 not being incurred in 2018. In addition, the Company incurred fewer investor relations costs in the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Depreciation and Amortization

For the three months ended September 30, 2018, depreciation and amortization marginally decreased to $1,425, compared to $1,451 for the three months ended September 30, 2017. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $382,267 as of September 30, 2018, compared to $704,006 as of December 31, 2017. The decrease resulted from significant operating expenses in excess of net cash proceeds from financing and investing activities.

Loans Receivable

We had net loan receivables of $3,730,691 as of September 30, 2018, as compared to $4,928,704 as of December 31, 2017. The decrease was due to lower loan originations in the current period versus repayment and write-off of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $76,904 as of September 30, 2018, as compared to $75,364 as of December 31, 2017. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at September 30, 2018. The minimal movement was in line with expectations.

Property and Equipment

We had net property and equipment of $9,102 as of September 30, 2018 as compared to $13,376 as of December 31, 2017. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $50,346 as of September 30, 2018, compared to $51,053 as of December 31, 2017. The minimal movement was in line with expectations.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2018 and the 12 months ended December 31, 2017, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through November 2019. To expand operations significantly we will be required to draw down from our loan facility with IEC Ltd., a related party, until operating results improve.

Liquidity and Capital Resources

We used cash in operations of $1,416,155 during the nine months ended September 30, 2018, compared to $1,847,645 during the nine months ended September 30, 2017. This decrease is primarily due to a decrease in tender offer costs in 2018 compared to 2017.

The Company has historically financed its operations and loans made to its customers through placements of shares of the Company’s common stock and preferred stock, private credit facilities, and working capital loans. We also received $3.4 million in connection with our tender offer to purchase shares of the common stock of OneMain in June 2017 and the subsequent sale of the OneMain shares we acquired as a result of that tender offer. The Company intends to finance its operations and the planned expansion of its business through draw downs on its new $20 million loan facility with IEC, Ltd., a related party.

The Company received net cash from investing activities of $790,456 during the nine months ended September 30, 2018, compared to $3,700,733 received from investing activities during the nine months ended September 30, 2017. The decrease in cash provided by investing activities is primarily due to the sale of all OneMain shares acquired in the 2017 OneMain Tender Offer not being repeated in 2018.

We were provided $303,962 of net cash in financing activities during the nine months ended September 30, 2018, compared to $325,212 used in financing activities during the same period in 2017. The increase was attributable to equity capital raised through Series H preferred shares, lower buybacks of common stock in 2018 and no common stock dividends paid in 2018.

At September 30, 2018, we had cash on hand of $382,267, which we believe is sufficient to meet our operating needs for the next 12 months, when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses, and

(ii) the Company has not yet generated positive net cash flows from operations.

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through November 2019. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in 2018 or 2019. In addition, significant core operating costs have been cut from the Company starting in 2016. including reducing the number of employees from 12 to 4 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. The Company also entered into the 2018 Consulting Contract with Mr. Mathieson, which significantly reduces the Chief Executive Officer consulting expense by more than 50% percent, compared to the Chief Executive Officer consulting expense for the first half of 2018, beginning July 1, 2018. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least November 2019. The Board of Directors approved a stock repurchase program in 2017 that expires December 31, 2018. However, management does not intend to repurchase a significant number of shares under the stock repurchase program.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of September 30, 2018, were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the nine months ended September 30, 2018 and 2017 was calculated at $14,241 and $0, respectively.

On June 8, 2018, MRAL Blockchain entered into the IEC Ltd. Loan Agreement with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, as requested from time to time by MRAL Blockchain pursuant to one or more drawdown notices. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The current outstanding balance of the loan facility is $0.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At September 30, 2018, 64 loans, with a total balance of $267,741, were delinquent or in default.

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

Recently Issued or Newly Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry specific revenue recognition guidance under current GAAP and replace it with a principles based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. As we adopted these standards effective January 1, 2018, adoption of these changes has no impact on the consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mr. Mathieson, our Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, Mr. Mathieson concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings (or material proceedings known to be contemplated), other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended September 30, 2018.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2018	600	$0.235	600	$1,712,455
August 1 – August 31, 2018	127,149	$0.218	127,149	$1,684,738
September 1 – September 30, 2018	109,417	$0.258	109,417	$1,656,558
Total	237,166	$0.236	237,166	$1,656,558

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

MR. AMAZING LOANS CORPORATION

Date: November 13, 2018	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

