Form 10-K
period 2018-12-31
Mr. Amazing Loans Corp
filed 2019-04-01
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,534,747.76 based on the last reported sale price of our common stock on the OTCQB, which was $0.24 per share on June 29, 2018.

As of March 28, 2019, there were 17,226,283 shares of the registrant’s common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

Mr. Amazing Loans Corporation (“Mr. Amazing Loans,” the “Company,” “we,” “us,” or “our”) is a fintech company that provides unsecured online consumer loans under the brand name “Mr. Amazing Loans” via our website and online application portal at www.mramazingloans.com. Fintech companies, such as Mr. Amazing Loans, apply technology to improve financial services. We started our business and opened our first office in Las Vegas, Nevada in 2010. We currently offer $5,000 and $10,000 unsecured consumer loans that mature in five years. We are currently licensed and/or hold certificates of authority and are originating direct consumer loans in 19 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia. We provide loans to residents of these states through our online application portal, with all loans originated, processed and serviced out of our centralized Las Vegas head office, which eliminates the need for physical offices in all of these states.

Our strategy is to address the market needs of underbanked consumers that tend to be ignored by mainstream institutional credit providers such as banks and credit unions, and are charged excessive fees and interest by fringe lenders such as payday lenders. In the current global environment, we believe there is a substantial need and opportunity for the small personal loans we offer.

All of our personal loans are offered at prevailing statutory rates with fixed affordable repayments and no prepayment penalties. We conduct full underwriting on all applications including credit checks and review bank statements to ensure customers have capacity to repay their loans.

OneMain Tender Offer

On January 5, 2017, we launched a tender offer for shares of OneMain Holdings, Inc. (“OneMain”) common stock (the “OneMain Tender Offer”). In our tender offer materials relating to the OneMain Tender Offer, we indicated that we intended to use our OneMain stockholdings to become an activist investor, to pressure OneMain to transform its “brick and mortar” business model to our online-only distribution business model. The OneMain Tender Offer was undersubscribed, with stockholders representing approximately 0.1% of OneMain’s outstanding shares tendering their shares. On June 16, 2017, we closed the OneMain Tender Offer, with 151,994 OneMain shares of common stock acquired (valued at an aggregate of $3.6 million based on the closing price of shares of OneMain common stock of $23.38 on June 15, 2017) in exchange for 3,039,880 shares of our common stock.

On June 16, 2017, we sent a letter to OneMain’s Chief Executive Officer and board of directors with the following activist stockholder demands:

●	Appoint Mr. Mathieson as a Mr. Amazing Loans representative on OneMain’s board of directors,
●	Appoint Mr. Mathieson as a Mr. Amazing Loans representative on OneMain’s management team,
●	Implement substantial cost cuts, and
●	Implement a new and improved online strategy.

We indicated in our letter that we intended, in our role as an activist investor, to:

●	Encourage OneMain to transform the OneMain “brick and mortar” business model to our 100% online-only distribution business model, which we believed could result in estimated cost savings of at least $700 million per year by closing over 1,700 OneMain offices, terminating over 10,000 employees, and achieving substantial cuts in advertising/marketing costs and other significant cost-cutting measures, including a significant reduction in aggregate annual executive compensation, and
●	Encourage OneMain to improve its business from termination of low margin OneMain business segments with a new focus on high margin unsecured loans to near prime clients, a focus on refinancing of existing high quality OneMain customers and termination of lending to subprime OneMain customers with FICO scores of less than 600 to reduce OneMain’s loss levels.

This was the only contact that we had with OneMain following expiration of the OneMain Tender Offer. On June 22, 2017, the fifth business day following termination of the OneMain Tender Offer, we sold 100% of our OneMain shares (an aggregate of 151,994 shares, which represented approximately 0.1% of OneMain’s outstanding shares) in exchange for approximately $3.4 million in cash due to lack of response from OneMain’s management, an undersubscribed tender offer and what management believed, based on the low level of tendering stockholders, to be a lack of OneMain stockholder support for the proposed business changes. Had management perceived greater OneMain stockholder support for the proposed business changes or OneMain management demonstrated a willingness to enter into discussions, we likely would have considered retaining its stake in OneMain for a longer period of time or indefinitely. Our sale of the tendered OneMain shares significantly increased our capital and net asset value and resulted in a substantial increase in lending in the third and fourth quarters ending December 31, 2017. Despite our desire to effect changes in OneMain’s management, we did not include a minimum tender condition in our offer because we determined that the acquisition of any OneMain shares under the OneMain Tender Offer could add stockholder value by increasing our capital and net asset value.

Following the sale of the OneMain shares acquired in the OneMain Tender Offer, we used the proceeds from the sale to fund increased new loan volumes and to pay Mr. Mathieson, our Chief Executive Officer and the sole member of our board of directors, amounts owed pursuant to the terms of his Professional Consulting Contract (as defined below). The current Professional Consulting Contract obligates us to pay Mr. Mathieson $1.2 million annually.

July 2017 Lending Club Tender Offer

On July 12, 2017, we filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 (the “S-4 Registration Statement”) and a Schedule TO relating to our offer to exchange four shares of our common stock for each share of the common stock of LendingClub Corporation (“Lending Club”), par value $0.01 per share, up to an aggregate of 40,345,603 shares of Lending Club’s common stock, representing approximately 9.99% of the outstanding shares of Lending Club’s common stock as of April 28, 2017, validly tendered and not properly withdrawn in the offer (the “2017 Lending Club Tender Offer”). The 2017 Lending Club Tender Offer and the withdrawal rights were set to expire at 5:00 p.m., Eastern time, on August 10, 2017, unless extended.

Following the launch of the 2017 Lending Club Tender Offer, the price per share of our common stock, as quoted on the OTCQB, dropped significantly. On August 1, 2017, due to the drop in our stock price, we determined that the 2017 Lending Club Tender Offer no longer had a reasonable chance of success and accordingly, we determined that we would terminate the 2017 Lending Club Tender Offer and withdraw the S-4 Registration Statement. Any shares that were tendered by Lending Club stockholders were not accepted and were returned to the relevant stockholders. From time to time, we may consider a future tender offer where we identify either business or investment opportunities.

2016 Reverse and Forward Stock Splits

We have executed and initiated reverse stock splits that have resulted in a reduction in the number of Mr. Amazing Loans stockholders and certain stockholders were involuntarily cashed out. In April 2016 and October 2016, we effected reverse and forward stock splits. In each case, stockholders who would otherwise have received fractional shares received cash in exchange for our shares. These stockholders were involuntarily cashed out, and the splits were approved by Mr. Mathieson in his capacity as our sole director. The stockholders that were involuntarily cashed out were cashed out at a higher per share price than the then current per share price. Accordingly, the effects of changes in our stock price were positive for such stockholders, as they could choose to repurchase shares at a lower cost per share. As our largest stockholder, sole officer and director, Mr. Mathieson can exercise sole authority over any future reverse stock splits, including the existence of and terms of any reverse stock splits, that could result in stockholders being involuntarily cashed out. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

Abandonment of 2017 Proposed Reverse/Forward Stock Split and Cash-Out

On June 21, 2017, we filed with the SEC a preliminary information statement on Schedule 14C (the “Preliminary Information Statement”). The Preliminary Information Statement, though not in definitive form, related to a vote by Mr. Mathieson, our sole director and holder of a majority of our voting power of the issued and outstanding capital stock to effect a reverse 1-for-1,000 stock split (the “Proposed Reverse Split”), followed immediately by a forward 1,000-for-1 stock split (the “Proposed Forward Split”) of our common stock. Our intention was that registered stockholders whose shares of our common stock were converted into less than one share in the Proposed Reverse Split would receive cash payments equal to the fair value of those fractional interests. The Proposed Reverse Split and Proposed Forward Split, together with the related cash payments to stockholders with less than 1,000 shares of our common stock prior to the Proposed Reverse Split are referred to herein as the “Proposed Reverse/Forward Split.”

The primary goal of the Proposed Reverse/Forward Split was cost savings from reducing administrative costs associated with stockholder accounts, and we believed that previously completed reverse/forward stock splits had achieved substantial administrative cost savings. Neither the Proposed Reverse/Forward Split nor any reverse/forward stock split previously completed by us were designed for the purposes of or in connection with a “going private” transaction. Mr. Mathieson, our sole director and controlling stockholder, approved the Proposed Reverse/Forward Split on June 14, 2017, which was the day before the expiration of the tender offer for shares of OneMain common stock. The sole director did not believe the decision to take corporate action to effect the split was a material change to the OneMain Tender Offer as it would have only potentially impacted up to eight of the OneMain stockholders who had accepted the offer who held less than 1,000 Mr. Amazing Loans shares if they still owned their shares on July 25, 2017. Even if they did still own their shares on July 25, 2017, they would have been provided notice from the Information Statement and could have purchased a small number of extra shares to avoid being repurchased if they did not want to sell or they could have sold on the market at a higher price in the days after the OneMain Tender Offer closed and the Information Statement was filed. The total amount of the repurchase would have been approximately $100,000, would have impacted almost exclusively non-OneMain tendering stockholders and represented a non-material amount of our total assets. The total amount of less than $8,000 for the eight affected OneMain tendering stockholders compared to the approximately $3.55 million worth of OneMain shares acquired in the OneMain Tender Offer was not material. The sole director believed that the cost savings from the Proposed Reverse/Forward Split, though not material, would have been a positive for the OneMain tendering stockholders if it had been effected.

On July 21, 2017, we announced that we would not effect the Proposed Reverse/Forward Split and instructed holders of our common stock to disregard the Preliminary Information Statement that was filed with the SEC in its entirety. Our determination to abandon the Proposed Reverse/Forward Split was based on our launch, on July 12, 2017, of the 2017 Lending Club Tender Offer subsequent to the filing of the Preliminary Information Statement with the SEC on June 21, 2017. We expected that a significant number of individual new stockholders could acquire less than 1,000 shares of our common stock in connection with the 2017 Lending Club Tender Offer which could have significantly increased the cost of completing the Proposed Reverse/Forward Split. For the avoidance of doubt, no reverse and/or forward split occurred on July 25, 2017 and no stockholders were cashed out on July 25, 2017.

Withdrawal of Going Private Transaction

On November 16, 2018, we filed a Schedule 13E-3 and a preliminary information statement on Schedule 14C in connection with our intention to go private. In particular, we intended to reduce the number of record holders of our common stock to fewer than 300, allowing us to terminate the registration of our common stock under Section 12(g) of the Exchange Act and to suspend our reporting obligations under Section 15(d) of the Exchange Act. After the suspension of our duty to file periodic reports and other information with the Securities and Exchange Commission (the “SEC”), the Company intended to cease filing reports and information with the SEC.

To accomplish the reduction in the number of record holders of our common stock, we intended to effect a 5,001-for-1 reverse stock split followed by a 1-for-5,001 forward stock split of our common stock. Upon completion of the reverse split, stockholders holding only fractional shares were expected to receive a payment equal to the fair value of each share of common stock and would have no further interest in our company.

However, Mr. Mathieson, our sole director, determined that the Company would no longer seek to engage in the going private transaction. Accordingly, on March 20, 2019, we filed an amendment to the Schedule 13E-3 in order to withdraw the Schedule 13E-3, and announced our intention to not proceed with the going private transaction.

Stock Repurchase Program

In January 2017, our sole director approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of our common stock for the following reasons:

●	The stock repurchase program permits the Company to purchase shares of its common stock from time to time at prices that are below what the sole director believes to be the true value of the shares.

●	The Company’s common stock is trading at close to record low prices.

●	The stock repurchase program reflects the commitment of our sole director to enhance stockholder value and his confidence in our long-term growth prospects.

●	Our sole director believes the stock repurchase program is a strategic investment and an appropriate use of corporate funds.

●	Any repurchases will only be effected to the extent that they do not impair the Company’s capital or the Company’s ability to pay its debts.

●	The Company has available liquidity from existing customer loan repayments to be able to both reinvest in new customer loans and also to strategically invest back into our company via stock repurchases.

●	The stock repurchase program will assist in improving stock liquidity and ensuring a more orderly and less volatile market for a relatively small outlay of cash.

●	No purchases are required.

Purchases under the program were authorized through December 31, 2018. As at the close of business on December 31, 2018, 696,139 shares were repurchased under this program.

On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

Dividends

Historically, prior to 2017, we did not pay any cash dividends on our common stock. In May 2017, we announced the declaration of a cash dividend of $0.005 per common share for the first quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on June 5, 2017. In August 2017, we announced the declaration of a cash dividend of $0.005 per common share for the second quarter of 2017. The dividend was paid on August 21, 2017 to stockholders of record at the close of business on August 11, 2017. In October 2017, our sole director declared a cash dividend of $0.005 per common share for the third quarter of 2017 payable on November 20, 2017 to stockholders of record at the close of business on November 11, 2017. Future dividends, if any, will be determined and paid annually instead of quarterly going forward in November each year as the administrative and transfer agent costs and banking currency conversion fees for our predominately international shareholders results in quarterly dividend costs being prohibitive. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We may determine to retain future earnings, if any, for reinvestment in the development and expansion of our business.

2018 Lending Club Tender Offer

On January 5, 2018, we launched an offer to exchange 13 shares of our common stock for each share of common stock of Lending Club, up to an aggregate of 20,701,999 shares of Lending Club common stock, representing approximately 4.99% of Lending Club’s outstanding shares as of October 31, 2017, validly tendered and not properly withdrawn in the offer (the “2018 Lending Club Tender Offer”). On February 20, 2018, we terminated and withdrew the 2018 Lending Club Tender Offer due to a comment that we received from the SEC raising a concern that the 2018 Lending Club Tender Offer was improperly commenced. Any shares that were tendered by Lending Club stockholders were not accepted by us and were promptly returned to the relevant stockholders.

Control of Mr. Amazing Loans Rests with Mr. Mathieson

As our largest stockholder, sole officer and director, Mr. Mathieson will have the right to make all decisions with respect to our management. Mr. Mathieson can exercise sole authority over the direction of Mr. Amazing Loans, and any future reverse stock splits that could result in stockholders being involuntarily cashed out.

Investment Company Act of 1940

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business. Under Sections 3(a)(1)(A) and (C) of the 1940 Act, an issuer of securities will generally fit the definition of an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) is engaged or proposes to engage in the business of issuing face-amount installment certificates or has any of this type of certificate outstanding. In addition, issuers who do not otherwise fit the definition of an investment company are sometimes deemed to be investment companies, under Section 3(a)(1)(C) of the 1940 Act, if the value of their investment securities exceeds 40% of their total assets.

Although an issuer may fall within the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act, the issuer may qualify for an exemption from the definition. Rule 3a-1 under the 1940 Act provides an exemption from the definition of investment company if, on a consolidated basis with its wholly owned subsidiaries, nor more than 45% of its net income after taxes for the last four quarters is derived from securities other than government securities and securities of majority owned subsidiaries and companies primarily controlled by it. As of December 31, 2018 and 2017, we calculated both our percentage of investment security assets (securities other than government securities, employee companies and certain subsidiaries and affiliates) to total assets and our total percentage of investment income (income from investment securities) as compared to total income to be below the Rule 3a-1 45% thresholds.

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

We are currently licensed and/or hold certificates of authority to provide loans online to residents of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia. The following is a breakdown of our cumulative loan origination amounts in each licensed state for our current active loan portfolio as at December 31, 2018:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	95,000	72,981	17
Arizona	311,000	136,755	53
California	1,060,000	839,082	181
Florida	800,000	348,289	147
Georgia	573,006	293,135	106
Illinois	813,000	498,823	151
Kentucky	65,000	54,801	11
Louisiana	35,000	32,609	5
Maryland	15,000	12,831	3
Missouri	266,000	178,834	48
Nevada	662,000	427,708	121
New Jersey	710,000	390,392	128
New Mexico	30,000	22,922	5
Ohio	0	0	0
Oregon	155,000	102,850	29
Pennsylvania	570,000	306,792	101
Texas	420,000	185,857	71
Utah	35,000	24,736	6
Virginia	145,000	38,280	25

Business Strategy

Our business strategy is to lower the cost of providing consumer loans by leveraging our online lending platform and distribution network to enable further loan book growth and portfolio diversification. Our strategy includes a number of key elements:

●	State-Licensed Model: Our state-licensed business model is a key element of our business strategy. We are currently licensed in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia.

●	Online Distribution: We launched online lending in March 2013 and commenced online advertising in July 2013. Upon fulfillment of state regulatory requirements, we received approval from regulators in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia to operate solely online in these states. This allows us to fully service all 19 states from our centralized Las Vegas headquarters, which we believe is a key competitive advantage over brick and mortar lenders.

●	Cost-Effective Customer Acquisition: Our customer acquisition costs have been reduced since we launched online lending and marketing.

●	Continue to Grow Loan Book: Total cumulative loan originations as of December 31, 2018 have increased 207% to $17,064,023 since our January 1, 2015 total of $5,549,023. We believe this growth in lending is attributable to launching online lending and joint venturing with a number of new marketing partners, however, such past growth is not necessarily indicative or predictive of our future results of operation.

●	Strategic Acquisitions: We have reviewed, and continue to review, opportunities to expand our business through acquisition or merger in the consumer finance sector. We are pursuing opportunities that provide synergies with our existing business and specifically target potential acquisitions that are significantly accretive to stockholder equity and/or provide significant revenue growth opportunities via a minority or majority shareholding.

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

Products

We currently provide $5,000 and $10,000 online consumer loans unsecured over a five-year term with rates ranging from 12.0% to 29.9% annual percentage rate. Our current loan portfolio also includes loans remaining from our previous product offerings which were $2,000 to $10,000 loans unsecured over a three to five-year term at 12.0% to 29.9%.

Our personal loan products are fully amortizing, fixed rate, unsecured installment loans and all loans are offered at prevailing statutory rates, with our standard loan product being a 29.9% interest rate and annual percentage rate, fully amortizing, five-year unsecured personal loan. The variations from this standard loan product in certain states is due to individual state requirements and to comply with our state lending licenses.

The following is a breakdown of loan terms and interest rates for each currently licensed state:

State	Mr. Amazing Loans’ APR for $5,000 Loans	Maximum Permitted Rate for $5,000 Loans		Mr. Amazing Loans’ APR for $10,000 Loans	Maximum Permitted Rate for $10,000 Loans
Alabama	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Arizona	24.90%	24.90%		23.90%	23.90%
California	29.90%	36.00%		29.90%	36.00%
Florida	23.90%	24.00%		19.90%	21.00%
Georgia	29.90%	30.00%		29.90%	30.00%
Illinois	29.90%	36.00%		29.90%	36.00%
Kentucky	23.90%	24.00%		23.90%	24.00%
Louisiana	28.90%	28.90%		25.50%	25.50%
Maryland	24.00%	24.00%		24.00%	24.00%
Missouri	29.90%	30.00%		29.90%	29.90%
Nevada	29.90%	36.00	%(1)	29.90%	36.00	%(1)
New Jersey	29.90%	30.00%		29.90%	30.00%
New Mexico	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Ohio	25.00%	25.00%		— (2)	—	(2)
Oregon	29.90%	36.00%		29.90%	36.00%
Pennsylvania	23.90%	23.90%		23.90%	23.90%
Texas	28.90%	28.90%		25.90%	25.90%
Utah	29.90%	36.00	%(1)	29.90%	36.00	%(1)
Virginia	12.00%	12.00%		12.00%	12.00%

(1)	There is no rate limit in this jurisdiction. However, in order to comply with the Servicemembers Civil Relief Act, the maximum APR is 36.0%.

(2)	We do not offer $10,000 loans in Ohio.

The following is an illustrative profile of our personal loans:

Loan Product	-	$5,000 and $10,000 loans
	-	5 years
	-	28.9% average APR
	-	Fixed rate, fully amortizing
	-	No hidden or additional fees
	-	No prepayment penalties

Loan Purpose	Loans available for any purpose. Common uses include:

	-	Debt consolidation
	-	Medical expenses
	-	Home improvements
	-	Auto repairs
	-	Major purchase
	-	Discretionary spending

Average Borrower Demographic	-	600 - 750 credit score
	-	$40,000 - $100,000 income
	-	25 - 60 years old

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

The following graphs depict our monthly loan origination values from January 2013 through December 2018 and our yearly revenue for 2013 through 2018:

The following table sets forth the minimum, maximum and average credit score, income and age of our current borrowers as of December 31, 2018:

Average Borrower Demographic of Current Loan Portfolio as at December 31, 2018

Demographic	Minimum	Maximum	Average
Credit Score	564	942	658
Income	$24,000	230,400	62,399
Age	21	87	47

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

Loans Receivable Roll-Forward

The table below documents the activity in the loan receivable accounts for the period indicated. Specifically, it shows a roll-forward of our loans receivable balance, detail of new loan originations, principal reductions from cash collections and loan charge-offs. The data encompasses changes during each quarter of 2018 and also changes during the full year 2018 compared to 2017.

	New Loans	Principal Reductions	Loan Charge- Offs	Quarter-end Balance
Q1 2018 Activity
Balance 12-31-17 $6,160,881	$290,000	$473,799	$301,784	$5,675,297
Q2 2018 Activity
Balance 3-31-18 $5,675,297	$110,000	$500,606	$277,930	$5,006,762
Q3 2018 Activity
Balance 06-30-18 $5,006,762	$310,000	$516,658	$136,741	$4,663,363
Q4 2018 Activity
Balance 09-30-18 $4,663,363	$135,000	$479,863	$350,283	$3,968,217

2018 Activity Summary
Bal 12-31-17
$6,160,881	$845,000	$1,970,926	$1,066,738	$3,968,217

New loan volume slowed in 2018 compared to 2017 due to Company capital constraints and reduced advertising. However, the increased level of principal reductions from cash collections and loan charge-offs resulted in a reduction in the loans receivable balance to $4,663,363 as at December 31, 2018 compared to $6,160,881 at December 31, 2017.

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

Portfolio Yield

The following table shows, as of December 31, 2018, the aggregate loan principal outstanding and the average portfolio yield by state. In addition, to show indicative duration of the portfolio yield, the table shows the average loan amount, average current principal outstanding and the average years to maturity of the loans in each state.

State	Total Current Principal ($)	Average Yield (%)	Average Loan Amount ($)	Average Current Principal ($)	Average Years to Maturity

Alabama	72,981	29.90	5,588	4,293	3.0
Arizona	136,755	24.24	5,868	2,580	1.7
California	839,082	29.90	5,856	4,636	3.2
Florida	348,289	23.87	5,427	2,369	1.6
Georgia	293,135	29.90	5,406	2,765	1.9
Illinois	498,823	29.90	5,384	3,303	2.2
Kentucky	54,801	29.35	5,909	4,982	3.5
Louisiana	32,609	27.54	7,000	6,521	4.3
Missouri	12,831	29.90	5,542	3,726	2.6
Maryland (1)	178,834	24.00	5,000	4,277	3.7
Nevada	427,708	29.90	5,491	3,564	2.4
New Jersey	390,392	29.90	5,547	3,054	1.9
New Mexico	22,922	29.90	6,000	4,854	3.0
Ohio (2)	0
Oregon	102,850	29.90	5,345	3,547	2.4
Pennsylvania	306,792	23.90	5,644	3,038	2.5
Texas	27,943	22.34	5,437	2,618	2.5
Utah	24,736	29.90	5,833	4,123	2.6
Virginia	38,280	12.00	5,800	1,531	2.4

(1) Maryland was added as a licensed state in October 2016.

(2) Ohio was added as a licensed state in December 2016.

We undertook an advertising strategy during 2018 that focused on refinancing customers in the states with an average yield of 29.9% only to maximize our portfolio yield while we were capital constrained. The advertising strategy resulted in an increase in the average portfolio yield in 2018 compared to 2017.

The following table shows, as of December 31, 2017, the aggregate loan principal outstanding and the average portfolio yield by state. In addition, to show indicative duration of the portfolio yield, the table shows the average loan amount, average current principal outstanding and the average years to maturity of the loans in each state.

State	Total Current Principal ($)	Average Yield (%)	Average Loan Amount ($)	Average Current Principal ($)	Average Years to Maturity

Alabama	104,150	29.90	5,455	4,734	3.7
Arizona	244,990	24.89	5,420	3,025	2.0
California	1,111,125	29.90	5,783	5,120	3.9
Florida	611,830	23.40	5,242	3,106	2.2
Georgia	500,919	29.90	5,422	3,711	2.2
Illinois	806,159	29.90	5,404	4,072	3.0
Kentucky	71,821	29.90	5,357	5,130	4.5
Louisiana	8,529	28.90	5,000	4,264	4.6
Missouri	249,405	29.90	5,544	4,376	3.2
Maryland (1)	9,657	24.00	5,000	4,828	4.5
Nevada	594,064	29.86	5,244	3,808	2.8
New Jersey	678,809	29.90	5,450	3,970	2.9
New Mexico	20,110	29.90	6,250	5,027	3.1
Ohio (2)	0
Oregon	139,794	29.90	5,143	3,979	3.0
Pennsylvania	532,446	29.90	5,504	4,474	3.3
Texas	276,190	24.00	4,473	3,571	2.4
Utah	38,400	29.90	5,625	4,800	3.5
Virginia	162,995	12.00	5,420	1,852	2.5

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

The following table shows the level of advertising cost versus the level of loan volume in 2017 and 2018 as both a dollar amount and as a percentage of loan volume for the relevant year. The advertising cost represents both general advertising/brand awareness costs as well as direct fees paid to lead generators and direct mail costs. Although it potentially overstates the direct cost of customer acquisition in a particular year it provides a guide to the general cost and trends in customer acquisition costs. In addition, the customer cost of acquisition is upfront, whereas the revenue from the customer is typically realized 5 years later and for repeat customers, even later.

Origination Year	Loan Volume	Advertising Cost	Cost of Acquisition
2017	$2,105,000	$407,760	19.4%
2018	$845,000	$15,272	1.8%

In 2018 there was a substantial reduction in advertising expenses as a percentage of new loans funded in the year due to a focus on refinancing existing customers rather than targeting new customers.

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

The table below sets forth information regarding the gross charge-off ratio and the recovery ratio in both dollar amounts and in terms of a ratio versus outstanding loans receivable balance. The data is presented for each quarter in 2017 and 2018, for each of the full years for 2017 and 2018.

Date	Loans Receivable Balance ($)	Average Balance ($) Quarterly	Charge-Offs ($) Quarterly	Ratio (%) Quarterly	Average Balance ($) Annual	Charge-Offs ($) Annual	Ratio (%) Annual	Recovery ($) Annual	Recovery (%) Annual
12-31-16	7,587,349
03-31-17	6,914,321	7,250,835	330,637	4.56	-	-	-	-	-
06-30-17	6,017,932	6,466,127	538,259	8.32	-	-	-	-	-
09-30-17	5,923,536	5,970,734	315,308	5.28	-	-	-	-	-
12-31-17	6,160,881	6,042,208	290,903	4.81	6,874,115	1,475,107	21.46	57,308	3.89
03-31-18	5,675,298	5,918,089	301,784	5.10	-	-	-	-	-
06-30-18	5,006,762	5,341,030	208,142	3.90	-	-	-	-	-
09-30-18	4,663,363	4,835,063	136,741	2.83	-	-	-	-	-
12-31-18	3,968,217	4,315,790	350,283	8.12	5,064,549	996,950	19.68	101,589	10.50

We saw a decrease in charge-off ratio in 2018 versus 2017 as we saw a decreasing trend in customer hardship and less customers utilizing external debt management services. We significantly increased our level of loss recoveries in both dollar amount and percentage of loans receivable balance due to the appointment of an external debt collection agency in July 2018, combined with a larger pool of losses to recover funds from.

Delinquency Ratio

The tables below set forth, for the period indicated, information concerning the delinquency ratio measured in buckets of days delinquent in both dollar amounts and also as a percentage of total principal.

Delinquency Summary
Total Principal 2017		1-30 Days Principal		1-30 Days Percentage	31-60 Days Principal		31-60 Days Percentage	61-90 Days Principal		61-90 Days Percentage	91-120 Days Principal		91-120 Days Percentage	Over 120 Days Principal		Over 120 Days Percentage	Past Due		Delinquent Percentage

$3,968,217		$224,073		5.65	$91,953		2.32	$84,235		2.02	$58,982		1.49	$125,306		3.16	$184,288		8.98
(1207 Loans	)	(68 Loans	)		(24 Loans	)		(19 Loans	)		(13 Loans	)		(28 Loans	)		(41 Loans	)

At December 31, 2018, we had 41 loans delinquent or in default (defined as 91+ days past due), representing 4.65% of the number of loans in our active portfolio. Loans become eligible for the lender to take legal action at 60 days past due. At December 31, 2018, our delinquency percentage rate for past due loans was 8.98% (31+ days) with an allowance for loan loss at 20.00%.

Delinquency Summary
Total Principal 2017		1-30 Days Principal		1-30 Days Percentage	31-60 Days Principal		31-60 Days Percentage	61-90 Days Principal		61-90 Days Percentage	91-120 Days Principal		91-120 Days Percentage	Over 120 Days Principal		Over 120 Days Percentage	Past Due		Delinquent Percentage

$6,160,881		$491,371		7.98	$157,988		2.56	$84,640		1.37	$90,945		1.48	$236,761		3.84	$570,334		9.26
(1590 Loans	)	(135 Loans	)		(41 Loans	)		(23 Loans	)		(24 Loans	)		(62 Loans	)		(86 Loans	)

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

The allowance for credit losses ratio (reserve level) was steady at 20% for 2017 and 20% for 2018. The net loan balance decreased from $4,928,704 at December 31, 2017 to $3,174,574 at December 31, 2018. The net loan balance at the current reserve level of 20% is $3,174,574 at December 31, 2018.

There was no change in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses in the twelve months of 2018 compared to the year ended December 31, 2017 other than the appointment of an external debt collection agency in July 2018. There were no material changes in international, national, regional, and local economic and business conditions and developments in the twelve months of 2018 compared to the year ended December 31, 2017 that affected the collectability of the portfolio, including the condition of various market segments other than increased customer hardship. During 2018 there was no significant change in the nature of the loan portfolio and was a decrease in the average size of the loan portfolio. There were no changes in the experience, ability, and depth of lending management and other relevant staff in the twelve months ended December 31, 2018 other than the termination of the Chief Operating Officer in September 2018. There was a decrease in the volume and severity of past due loans and the volume of non-accrual loans due to a smaller loan portfolio for the twelve months ended December 31, 2018, as compared to the year ended December 31, 2017. No changes were made to the quality of our loan review system in the twelve months ended December 2018. There was no significant effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our loan portfolio in the twelve months ended December 31, 2018.

Contractual Loan Maturity

The following table shows, as of December 31, 2018, the aggregate principal amount of loans by maturity date.

Loans Maturing	Current Principal	Maturing
Within 1 year	$265,996	6.70%
Within 2 years	$719,715	18.14%
Within 3 years	$915.089	23.06%
Within 4 years	$1,334,741	33.64%
Within 5 years	$732,676	18.46%
TOTAL	$3,968,217

The following table shows, as of December 31, 2017, the aggregate principal amount of loans by maturity date.

Loans Maturing	Current Principal	Maturing
Within 1 year	$31,482	0.51%
Within 2 years	$805,358	13.07%
Within 3 years	$1,661,511	26.97%
Within 4 years	$1,694,940	27.51%
Within 5 years	$1,967,589	31.94%
TOTAL	$6,160,881

All loans are written with a fixed 5-year term (closed end) with no exceptions, providing an affordable repayment either weekly or monthly. However, loans can be repaid early without any penalty. As the tables above show, the Company has a substantial long duration loan book with over 75% of current loans maturing in more than two years’ time and the majority mature in the 3 to 5 year range, which is expected to continue in the future.

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

Servicing

All of our loan servicing is handled in our centralized Las Vegas head office. All servicing and collection activity is conducted and documented using an industry standard loan service software system which handles and records all records and transactions of loan originations, loan servicing, collections and reporting. In addition we began using use a third party debt collection agency for 60 day+ delinquent loan accounts in July 2018.

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

Portfolio Ledger Stratification as at December 31, 2018

	Current Unpaid Principal Balance	%
0 - 30 days	$3,611,741	91.02%
31 - 60 days	91,953	2.32%
61 - 90 days	80,235	2.02%
91 - 120 days	58,982	1.49%
121 - 184 days	125,306	3.16%
Total	$3,968,217	100%

At December 31, 2018 we also had 41 loans delinquent or in default (defined as 91+ days past due) representing 4.65% of the number of loans in our active portfolio. Loans become eligible for lender to take legal action at 60 days past due.

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

Employees

As of March 28, 2019, we had three full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Corporate History

We were organized as a Florida corporation on January 21, 1999, under the name Interact Technologies, Inc. (“Interact”). Interact was formed for the purpose of acquiring certain medical technology. On February 18, 1999, we changed our name to Fairhaven Technologies, Inc. (“Fairhaven”). Fairhaven’s business plan continued to involve the acquisition of certain medical technology. By June 1999, Fairhaven abandoned its business plan and had no operations until December 2001. On December 14, 2001, we changed our name to Ideal Accents, Inc. Ideal Accents, Inc. was engaged primarily in the business of accessorizing cars and trucks at the new vehicle dealer level. Ideal Accents, Inc. ceased operations in 2005. IEC, our wholly owned subsidiary, commenced operations in 2010 and in February 2013, we changed our name to IEG Holdings Corporation. In April 2018, we changed our name to Mr. Amazing Loans Corporation.

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

Effective October 27, 2016, we effected a reverse stock split of our outstanding shares of common stock, at the ratio of 1-for-1,000. No fractional shares were issued. Rather, we paid stockholders who would have received a fractional share an amount equal to the average closing price per share of our common stock on the OTCQX, averaged over the period of 30 consecutive calendar days preceding the reverse stock split. We purchased 11,391 shares of IEG Holdings common stock in exchange for an aggregate purchase price of $71,504 equivalent to $6.28 per share. As a result, there was a reduction in the number of record holders with 309 record holders of the Company receiving cash in exchange for their IEG Holdings shares in connection with this reverse stock split and forward stock split transaction. Immediately following the completion of the reverse stock split, we effected a forward stock split of our common stock on a 100-for-1 share basis and a reduction of the number of authorized shares of common stock from 200,000,000 to 40,000,000.

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

On December 31, 2017, the holders of an aggregate of 1,292,089 shares of Series H preferred stock, representing all of the outstanding Series H Preferred Shares, pursuant to the terms of the Series H Preferred Shares, converted their shares of Series H Preferred Shares, effective December 31, 2017. In accordance with the terms of the Series H Preferred Shares, upon the conversion of such Series H Preferred Shares, the Company issued to the converting holders of Series H Preferred Shares an aggregate of 5,168,356 shares of the Company’s common stock. As a result of the conversion, no Series H Preferred Shares are outstanding. In addition, as a result of the conversion and subsequent issuance of common stock, 17,463,449 shares of the Company’s common stock were issued and outstanding.

Legal Proceedings

We are not a party to any material pending or threatened litigation.

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

Since January 2015, the amount we have loaned to borrowers (our loan book) has increased by 207.5% from $5,549,023 to $17,064,023 as of December 31, 2018. We expect to continue to grow our loan book and number of customers at an accelerated rate in the future. Our future success will depend in part on our continued ability to manage our growth. We may not be able to achieve our growth plans, or sustain our historical growth rates or grow at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we are unable to grow as planned, our business and prospects could be adversely affected.

Mr. Amazing Loans has executed and initiated reverse stock splits that have resulted in a reduction in the number of stockholders of Mr. Amazing Loans. Stockholders may be involuntarily cashed out in the future.

In April 2016, we effected a reverse stock split at a ratio of one share of our common stock for every 100 such shares. In October 2016, we effected a reverse stock split at a ratio of one share of our common stock for every 1,000 such shares. In each case, stockholders who would otherwise have received fractional shares received cash in exchange for our shares and as a result, in April 2016, we purchased 1,793 shares of our common stock in exchange for an aggregate purchase price of $130,769, and in October 2016, we purchased 11,391 shares of our common stock in exchange for an aggregate purchase price of $71,504. If we decide to execute a reverse stock split in the future, our stockholders could be required to accept cash in exchange for their shares of our common stock.

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

We are in the business of originating unsecured personal loans. As of December 31, 2018, approximately 1.66% of our customers are subprime borrowers, which we define as borrowers having credit scores below 600 on the credit risk scale developed by VantageScore Solutions, LLC. Unsecured personal loans and subprime loans generally have higher delinquency and default rates than secured loans and prime loans. Subprime borrowers are associated with lower collection rates and are subject to higher loss rates than prime borrowers. Subprime borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions, particularly unemployment. If our borrowers default under an unsecured loan, we will bear a risk of loss of principal, which could adversely affect our cash flow from operations. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss. We attempt to manage these risks with risk-based loan pricing and appropriate management policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed. If aspects of our business, including the quality of our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our borrowers’ capacity to repay their loans, our results of operations, financial condition and liquidity could be materially adversely affected. At December 31, 2018 we had 84 loans considered past due at 31+ days past due, representing 6.96% of the number of loans in our active portfolio. At December 31, 2018, we had 41 loans delinquent or in default (defined as 91+ days past due) representing 3.40% of the number of loans in our active portfolio. Loans become eligible for a lender to take legal action at 60 days past due.

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

Our future success significantly depends on the continued service and performance of our Chief Executive Officer, Chief Financial Officer and sole director, Paul Mathieson. Competition for key management personnel is intense and we may not be able to attract and retain key personnel. We do not maintain any “key man” or other related insurance. The loss of the service of Mr. Mathieson, or the inability to attract additional qualified personnel as needed, could materially harm our business.

We have incurred, and will continue to incur, increased costs as a result of being a public reporting company.

In April 2015, we became a public reporting company. As a public reporting company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting company, including costs associated with our SEC reporting requirements. We expect that the additional reporting and other obligations imposed on us under the Exchange Act, will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. Management estimates that compliance with the Exchange Act reporting requirements as a reporting company will cost in excess of $250,000 annually. Given our current financial resources, these additional compliance costs could have a material adverse impact on our financial position and ability to achieve profitable results. These increased costs will require us to divert money that we could otherwise use to expand our business and achieve our strategic objectives.

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

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the Loan Agreement. There is currently no outstanding balance under the Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit sharing agreement. Net Profit for the year ended December 31, 2018 and 2017 was calculated at $0 and $0, respectively.

Risks Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTC Pink tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of March 1, 2019, our common stock has had a 52-week high sale price of $0.31 and a low sale price of $0.08. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

Because Mr. Mathieson, our largest stockholder, Chief Executive Officer, Chief Financial Officer and sole director, will make all management decisions, including with respect to any future reverse stock splits that could result in stockholders being involuntarily cashed out, you should only invest in Mr. Amazing Loans shares if you are comfortable entrusting Mr. Mathieson to make all decisions.

As our largest stockholder, sole officer and director, Mr. Mathieson will have the right to make all decisions with respect to our management. Mr. Mathieson can exercise sole authority over the direction of Mr. Amazing Loans, and any future reverse stock splits that could result in stockholders being involuntarily cashed out. Investors will not have an opportunity to evaluate specific projects that will be financed with future operating income. Our stockholders should be willing to entrust all aspects of our management to Mr. Mathieson.

Future stock issuances would dilute stockholders’ ownership, and may reduce our share value.

If, in the future, we authorize an increase in our authorized common stock and issue additional shares, the future issuance of common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

An increase in our authorized shares would need to be authorized by our stockholders. However, Mr. Mathieson, our largest stockholder, sole officer and director, beneficially owns 6,900,000 shares of our common stock, which represents 40.1% of our outstanding common stock. As a result, Mr. Mathieson controls a substantial percentage of our voting power and therefore has substantial influence over all matters submitted to our stockholders for approval. In addition, we can issue additional shares of common stock without consulting stockholders and without offering shares to existing stockholders which would result in dilution of stockholders’ interests in our company and could depress our stock price.

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

As of March 28, 2019, Mr. Mathieson beneficially owned 6,900,000 shares of our common stock, which represents 40.1% of our outstanding common stock. As a result, Mr. Mathieson controls a substantial percentage of our voting power and therefore has substantial influence over all matters submitted to our stockholders for approval. Mr. Mathieson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 17,226,283 shares of our common stock outstanding as of March 28, 2019, approximately 10,324,283 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink market tier of the OTC Markets Group under the symbol “MRAL.” Securities quoted on the OTC Pink trade via a dealer network, as opposed to trading on a centralized stock exchange, such as the NYSE. In order to have securities quoted on the OTC, a company must be current in its financial reporting, but it is not subject to any minimum financial requirements and listing standards, as is the case with the NYSE. Trading in OTC stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table sets forth, as reported by the OTC, the per share high and low bid quotations for our common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our common stock. Trading in securities, such as our common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices. See “Risk Factors—Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.”

	High	Low
2017
Quarter Ended March 31, 2017	8.6000	1.0000
Quarter Ended June 30, 2017	4.1900	0.5600
Quarter Ended September 30, 2017	1.2000	0.1400
Quarter Ended December 31, 2017	0.5600	0.1800

2018
Quarter Ended March 31, 2018	1.1900	0.2300
Quarter Ended June 30, 2018	0.3100	0.2100
Quarter Ended September 30, 2018	0.2965	0.1540
Quarter Ended December 31, 2018	0.2213	0.0808

On March 29, 2019, the closing price per share of our common stock as quoted on the OTC was $0.10.

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

Holders of Common Stock

As of March 28, 2019, there were 580 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

We have no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

On June 8, 2018, the Company issued 360,000 shares of the Company’s Series H preferred stock at a price of $1.00 per share to Investment Evolution Coin Ltd. (“IEC Ltd.”) for an aggregate purchase price of $360,000. IEC Ltd. is 100% owned by certain Company stockholders, including Paul Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director who is IEC Ltd.’s majority stockholder. No underwriter was involved in the Series H stock sale.

Stock Repurchases

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended December 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2018	—		N/A	—	$1,656,558
November 1 – November 30, 2018	—	$	N/A	—	$1,656,558
December 1 – December 31, 2018	—	$	N/A	—	$1,656,558
Total	—	$	N/A	—	$1,656,558	(1)

(1) On January 9, 2017, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expired on December 31, 2018. An aggregate of 696,139 shares were repurchased under this program. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

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

	For the Fiscal Years Ended December 31,
	2018	2017	2016	2015	2014

Statements of Income Data:
Revenues	$1,356,962	$1,696,128	$2,135,046	$1,835,165	$529,225
Operating expenses	3,720,251	6,420,388	6,876,194	7,012,609	5,381,671
Loss from operations	(2,363,289)	(4,724,260)	(4,741,147)	(5,177,444)	(4,852,446)
Loss on sale of marketable securities	$(194)	$(153,514)	$-	$-	$-
Legal settlements and related fees	$-	$(628,376)	$-	$-	$-
Other income (expense)	$108	$431	$12,278	$(520,754)	$(549,308)
Net loss	$(2,363,375)	$(5,505,719)	$(4,728,869)	$(5,698,198)	$(5,401,754)
Dividends on preferred shares	-	-	(35,517)	(311,056)	(204,526)
Net loss attributable to common stockholders	$(2,363,375)	$(5,505,719)	$(4,764,386)	$(6,009,254)	$(5,606,280)
Net loss attributable to common stock per share, basic and diluted	$(0.14)	$(0.49)	$(0.60)	$(2.52)	$(4.20)

	December 31,
	2018	2017	2016	2015	2014
Cash	$365,934	$704,006	$322,441	$485,559	$433,712
Current Assets	$1,509,604	$2,086,636	$1,710,370	$1,689,063	$1,026,758
Total Assets	$3,642,842	$5,750,922	$6,821,947	$7,758,149	$4,929,120
Current Liabilities	$2,387	$51,053	$1,060	$107,963	$307,156
Long-Term Liabilities	$-	$-	$-	$-	$2,230,000
Accumulated Deficit	$(32,979,413)	$(30,616,038)	$(25,110,319)	$(20,381,450)	$(14,683,252)
Stockholders’ Equity	$3,642,842	$5,699,869	$6,820,887	$7,650,186	$2,391,964

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

Overview

We are a consumer finance company providing responsible online personal loan products under the brand name “Mr. Amazing Loans” to customers in 19 states via our website and online application portal. We provide unsecured personal consumer loans to individuals in amounts of $5,000 and $10,000. Each of our online personal loans carries a fixed APR in the range of 12.0% to 29.9%, is unsecured, and has a non-revolving term of five-years. We originate, process and service all of our personal loans centrally from our Las Vegas head office and have an 8.5-year track record of origination, underwriting and servicing personal loans to underbanked consumers. Our customers are primarily non-prime consumers who we believe have limited access to credit from banks and credit card companies. We leverage our experience and knowledge in the consumer finance industry to generate revenue from the interest earned on our portfolio of personal loans.

In this annual report on Form 10-K, we refer to Mr. Amazing Loans Corporation, collectively with its wholly owned subsidiaries, Investment Evolution Corporation (“IEC”), IEC SPV, LLC (“IEC SPV”) and MRAL Blockchain, LLC (“MRAL Blockchain”), as the “Company.” References to “we” and “our” mean the Company, including its wholly owned subsidiaries, and its predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

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

As at December 31, 2018, we had 1,207 loans issued and outstanding to our customers, with an aggregate amount of $3,968,217. The table below sets forth the payment status of the loans in our portfolio as of December 31, 2018.

Portfolio Ledger Stratification as at December 31, 2018

	Current Unpaid Principal Balance	%
0 - 30 days	$3,611,741	91.0%
31 - 60 days	91,953	2.3%
61 - 90 days	80,235	2.0%
91 - 120 days	58,982	1.5%
121 - 184 days	125,306	3.2%
Total	$3,968,217	100.0%

At December 31, 2018, we had 41 loans delinquent or in default (defined as 91+ days past due) representing 3.4% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

We operate in the consumer loans business segment.

Results of Operations

For the Year Ended December 31, 2018 Compared to December 31, 2017

Interest Revenue

For the year ended December 31, 2018, interest revenue decreased to $1,245,325, compared to $1,617,494 for the year ended December 31, 2017. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period and a one-off reduction of revenue in the 2018 second quarter of $69,788 resulting from an adjustment of the interest rate on our book of loans. This decreased loan book size is primarily due to minimal advertising to new customers during the year ended December 31, 2018 resulting from a decrease in cash available to fund new loans during that period and leading to lower loans receivable originated as compared to loans receivable repaid during the year ended December 31, 2018.

Other Revenue

For the year ended December 31, 2018, other revenue increased to $111,637, compared to $78,634 for the year ended December 31, 2017. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in 2018 due to the appointment of an external debt collection agency.

Salaries and Compensation Expenses

For the year ended December 31, 2018, salaries and compensation expenses decreased to $1,432,081, compared to $1,494,637 for the year ended December 31, 2017. The decrease was primarily attributable to the reduction in total 2018 compensation to our Chief Operating Officer due to termination of the role in September 2018.

Other Operating Expenses

For the year ended December 31, 2018, other operating expenses increased to $468,172, compared to $395,352 for the year ended December 31, 2017. The increase was attributable to increased collection expenses from external debt collection agency and increased business licensing/compliance fees.

Provision for Credit Losses

For the year ended December 31, 2018, the provision for credit losses expense decreased to $556,759, compared to $1,494,843 for the year ended December 31, 2017. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio and lower loan chargeoffs in the current period.

Advertising

For the year ended December 31, 2018, advertising expenses decreased to $15,272, compared to $407,760 for the year ended December 31, 2017. The decrease was attributable to the decrease in customer acquisition costs incurred mainly due to the absence of any direct mail advertising campaigns in the current period and a focus on refinancing existing customers.

Rent Expense

For the year ended December 31, 2018, rent expense decreased to $65,033, compared to $66,331 for the year ended December 31, 2017. The decrease was due to the decrease in rent costs from our new Las Vegas lease in 2018.

Public Company and Corporate Finance Expenses

For the year ended December 31, 2018, public company and corporate finance expenses decreased to $1,177,412, compared to $2,555,519 for the year ended December 31, 2017. The decrease was due to fewer one-off costs incurred related to the 2018 Lending Club Tender Offer compared to the one-off costs incurred related to the 2017 OneMain Tender Offer and the terminated tender offer for Lending Club shares launched by the Company in 2017. In addition, the Company incurred fewer investor relations costs in the year ended December 31, 2018 versus the year ended December 31, 2017.

Depreciation and Amortization

For the year ended December 31, 2018, depreciation and amortization marginally decreased to $5,522, compared to $5,946 for the year ended December 31, 2017. The minimal movement was in line with expectations.

Loss on Sale of Marketable Securities

For the year ended December 31, 2018, loss on sale of marketable securities decreased to $194, compared to $153,514 for the year ended December 31, 2017. The decrease was due to the loss on sale of 500 Lending Club shares acquired by an open market purchase in January 2018 and subsequently sold in March 2018 being substantially less than the loss on sale of OneMain shares in 2017.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $365,934 as of December 31, 2018, compared to $704,006 as of December 31, 2017. The decrease resulted from significant operating expenses in excess of net cash proceeds from financing and investing activities.

Loans Receivable

We had net loan receivables of $3,174,574 as of December 31, 2018, as compared to $4,928,704 as of December 31, 2017. The decrease was due to lower loan originations in the current period versus repayment and write-off of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $67,994 as of December 31, 2018, as compared to $75,364 as of December 31, 2017. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at December 31, 2018. The decrease was due to a decline in accrued interest receivable due at December 31, 2018.

Property and Equipment

We had net property and equipment of $7,854 as of December 31, 2018 as compared to $13,376 as of December 31, 2017. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $2,387 as of December 31, 2018, compared to $51,053 as of December 31, 2017. The decrease was due to management’s decision to pay the majority of December expenses in full in the current period which meant that no accrual was required for those expenses.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2018 and the year ended December 31, 2017, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through March 2020. To expand operations significantly we will be required to draw down from our loan facility with IEC Ltd., a related party, until operating results improve.

Liquidity and Capital Resources

We used cash in operations of $1,779,009 during the year ended December 31, 2018, compared to $3,621,758 during the year December 31, 2017. This decrease is primarily due to a decrease in tender offer and capital raising costs in 2018 compared to 2017.

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

The Company received net cash from investing activities of $1,136,975 during the year ended December 31, 2018, compared to $3,172,485 received from investing activities during the year ended December 31, 2017. The decrease in cash provided by investing activities is primarily due to the sale of all OneMain shares acquired in the 2017 OneMain Tender Offer not being repeated in 2018.

We were provided $303,962 of net cash in financing activities during the year ended December 31, 2018, compared to $830,838 provided by financing activities during the same period in 2017. The decrease was attributable to less equity capital raised through Series H preferred shares in 2018 compared to 2017.

At December 31, 2018, we had cash on hand of $365,934, which we believe is sufficient to meet our operating needs for the next 12 months, when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses, and

(ii) the Company has not yet generated positive net cash flows from operations.

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through March 2020. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in the next 12 months. In addition, significant core operating costs have been cut from the Company starting in 2016. including reducing the number of employees from 12 to 3 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least March 2020. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”), an unrelated third party, in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2018, were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the year ended December 31, 2018 and 2017 was calculated at $0 and $0, respectively.

On June 8, 2018, MRAL Blockchain entered into the IEC Ltd. Loan Agreement with IEC Ltd. Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, subject to certain conditions. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The current outstanding balance of the loan facility is $0.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2018, 41 loans, with a total balance of $184,288, were delinquent or in default.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

In the evaluation as of December 31, 2018, our management, including our Chief Executive Officer and our Chief Financial Officer, noted that there was no audit committee during 2018. The lack of an audit committee was a material weakness due to limited approval on related party transactions. As of the date of this annual report on Form 10-K, this material weakness has not been corrected and we do not anticipate that we will have an audit committee in the near future. Our sole director has discussed the material weakness with our independent registered public accounting firm.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Paul Mathieson	44	Chief Executive Officer, Chief Financial Officer and Director

Biographical information concerning our sole executive officer and director listed above is set forth below.

Paul Mathieson. Mr. Mathieson has served as the Chief Executive Officer and member of our board of directors since 2012. In 2005, Mr. Mathieson founded IEG Holdings Limited in Sydney, Australia which launched the Amazing Loans business in Australia in 2005 and the Mr. Amazing Loans business in the United States through a subsidiary in 2010. In recognition of IEG Holdings Limited’s success, Mr. Mathieson was awarded Ernst & Young’s 2007 Australian Young Entrepreneur of the Year (Eastern Region). Mr. Mathieson has over 24 years’ finance industry experience in lending, funds management, stock market research and investment banking. His career has included positions as Financial Analyst/Institutional Dealer with Daiwa Securities from 1995 to 1995, Head of Research for Hogan & Partners Stockbrokers from 1995 to 2000, and Investment Banking Associate with ING Barings from 2000 to 2001. In addition, from 2002 to 2010, Mr. Mathieson was the Founder and Managing Director of IE Portfolio Warrants, a funds management business that offered high return and leveraged structured equities products. Mr. Mathieson received a Bachelor of Commerce from Bond University, Queensland, Australia in 1994 and a Master’s Degree of Applied Finance from Macquarie University, New South Wales, Australia in 2000.

Director Qualifications

Mr. Mathieson was appointed to our board in 2013 following the reverse merger with IEGC described in this annual report on Form 10-K. Given his role in the founding and/or operations of IEGC, we believe he remains a good fit for our current needs. Mr. Mathieson has significant operational experience in our industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our board and a greater understanding of certain of the challenges we face in executing our growth strategy.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our board of directors, our executive officers and our employees. A copy of the Code of Ethics and Business Conduct is available on our corporate website at www.mramazingloans.com, and any amendments to the Code of Ethics and Business Conduct or any waivers of its requirement related to certain matters, will be disclosed on our website and reported to the SEC, as may be required.

Director Compensation

Mr. Mathieson does not receive any additional compensation for his services as a director.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2018. During the year ended December 31, 2018, Mr. Mathieson, our sole director, conducted deliberations concerning executive officer compensation. No member of our board is, or was during the fiscal year ended December 31, 2018, an officer, former officer or employee of the Company or any of its subsidiaries, or a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. No executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s compensation committee or (ii) the board of directors of another entity of which one of the executive officers of such entity served on the Company’s Board, during the fiscal year ended December 31, 2018.

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

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Mathieson,	2018	1,050,000	—		—	—	—	—	—	1,050,000
Chief Executive Officer	2017	600,000	400,000	(1)	—	—	—	—	—	1,000,000

Carla Cholewinski,	2018	168,077	—		—	—	—	—	—	168,077
Former Chief Operating Officer and Chief Credit Officer (2)	2017	230,000	13,000		—	—	—	—	—	243,000

(1)	The material factors considered by our board in awarding the bonus to Mr. Mathieson were the increase in new equity capital and core operational cost cuts in the relevant period.
(2)	Ms. Cholewinski ceased to be an executive officer on September 13, 2018.

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

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by us and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by us, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, we agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his current annual salary of $1,200,000 payable under the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by us. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, we will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

On November 27, 2018, IEC entered into a professional consulting contract with Mr. Mathieson (the “November 2018 Consulting Contract”). Pursuant to the terms of the November 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by Mr. Amazing Loans and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by Mr. Amazing Loans, other activities that are designed to assist IEC in conducting business. The term of the November 2018 Consulting Contract begins as of October 1, 2018 and continues indefinitely unless 12 months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, Mr. Amazing Loans agreed to pay Mr. Mathieson an annual base salary of $1,200,000, to be paid quarterly in advance. Pursuant to the terms of the November 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by Mr. Amazing Loans. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul Mathieson	0	0	0	0	0	0	0	0	0
Carla Cholewinski (1)	0	0	0	0	0	0	0	0	0

(1)       Ms. Cholewinski ceased to be an executive officer on September 13, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 28, 2019, we had 17,226,283 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2019, and reflects:

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

Unless otherwise indicated, the business address of each person listed is in care of Mr. Amazing Loans Corporation, 3960 Howard Hughes Parkway, Suite 490, Las Vegas, NV 89169.

Name	Position	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:

Paul Mathieson	Chief Executive Officer and Director	6,900,000	40.1%

Carla Cholewinski (1)	Chief Operating Officer and Chief Credit Officer	2,000	*

All executive officers and directors as a group (1 person)		6,900,000	40.1%

* Less than 1%.

(1)       Ms. Cholewinski ceased to be an executive officer on September 13, 2018.

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

Authorized Capital Stock

As of March 28, 2019, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.001 per share, and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. At March 28, 2019, we had 17,226,283 shares of common stock issued and outstanding. As of March 28, 2019, we had 360,000 shares of Series H preferred stock issued and outstanding. Effective June 17, 2015, the Series B, Series C, Series D and Series E preferred stock were cancelled. Effective January 1, 2016, the Series F and Series G preferred stock were entirely converted and/or redeemed. Effective March 31, 2016, the Series A preferred stock was entirely converted. Effective May 16, 2016, the Series A, Series F and Series G preferred stock were cancelled. As of December 31, 2017, all shares of Series H preferred stock have been converted. As of December 31, 2018, 360,000 shares of Series H preferred stock remain unconverted.

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

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which 360,000 shares are outstanding as of December 31, 2018. There are no sinking fund provisions applicable to our Series H preferred stock.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018.

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

On March 22, 2018, we entered into a new professional consulting contract with Mr. Mathieson (the “2018 Consulting Contract”) and terminated the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by us and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by us, other activities that are designed to assist IEC in conducting business. The term of the 2018 Consulting Contract begins as of July 1, 2018 continues indefinitely unless three months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, we agreed to pay Mr. Mathieson an annual base salary of $600,000, which represents a 50% reduction in Mr. Mathieson’s annual salary, as compared to his then-current annual salary of $1,200,000 payable under the July 2017 Consulting Contract. Pursuant to the terms of the 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by us. Pursuant to the terms of the 2018 Consulting Contract, fees are to be paid quarterly in advance on July 1st, October 1st, January 1st and April 1st beginning on July 1, 2018. Unlike in prior years, we will not pay Mr. Mathieson’s health insurance premiums or any bonuses. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

On November 27, 2018, IEC entered into a professional consulting contract with Mr. Mathieson (the “November 2018 Consulting Contract”). Pursuant to the terms of the November 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by Mr. Amazing Loans and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by Mr. Amazing Loans, other activities that are designed to assist IEC in conducting business. The term of the November 2018 Consulting Contract begins as of October 1, 2018 and continues indefinitely unless 12 months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, Mr. Amazing Loans agreed to pay Mr. Mathieson an annual base salary of $1,200,000, to be paid quarterly in advance. Pursuant to the terms of the November 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by Mr. Amazing Loans. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

Chief Executive Officer

During the year ended December 31, 2018, the Company incurred compensation expense to our Chief Executive Officer under the Professional Consulting Contract and previously-terminated consulting contracts between the Company and the Chief Executive Officer of $1,050,000.

Chief Operating Officer

Compensation to our Chief Operating Officer totaled $168,077 for the year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 11, 2018, our sole director terminated the engagement of Rose Snyder & Jacobs LLP as the Company’s independent registered public accounting firm, effective as of September 5, 2018. September 25, 2018, our sole director appointed Berkower LLC (“Berkower”) as our new independent registered accounting firm. The following table shows the fees that were billed for the audit and other services provided by Berkower for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$42,500	$—
Audit-Related Fees	0	—
Tax Fees	0	—
All Other Fees	0	—
Total	$42,500	$—

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

(3) Exhibits.

Exhibit No.	Description of Document

2.1	Stock Exchange Agreement among Investment Evolution Global Corporation, IEG Holdings Limited and Ideal Accents, Inc. dated as of January 28, 2013 (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.1	Amended and Restated Articles of Incorporation dated February 22, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated March 20, 2014 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation dated October 27, 2014 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation dated April 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 8, 2015).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation dated June 17, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 18, 2015).

3.6	Articles of Amendment effective September 10, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on September 15, 2015).

3.7	Articles of Amendment effective December 1, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 4, 2015).

Exhibit No.	Description of Document

3.8	Articles of Amendment effective January 8, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 14, 2016).

3.9	Articles of Amendment effective March 22, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on March 28, 2016).

3.10	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.11	Articles of Amendment effective April 1, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2016).

3.12	Articles of Amendment effective May 16, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 20, 2016).

3.13	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.14	Articles of Amendment effective October 27, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed with the Commission on October 27, 2016).

3.15	Articles of Amendment effective December 5, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 5, 2016).

3.16	Articles of Amendment filed with the Secretary of State of the State of Florida on June 20, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 21, 2017).

3.17	Articles of Amendment filed with the Secretary of State of the State of Florida on March 26, 2018 (incorporated by reference to Exhibit 3.17 to the registrant’s annual report on Form 10-K filed with the Commission on March 29, 2018).

3.18	Articles of amendment to articles of incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on June 13, 2018).

3.19	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.1	Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.2	Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated June 11, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.3	Amended and Restated Promissory Note by IEC SPV, LLC in favor of BFG Loan Holdings, LLC dated as of November 12, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.4	First Amendment to Loan and Security Agreement between IEC SPV, LLC and BFG Loan Holdings, LLC dated November 12, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

Exhibit No.	Description of Document

10.5	Second Amendment to Loan and Security Agreement by and between BFG Investment Holdings, LLC, IEC SPV, LLC, Investment Evolution Global Corporation, Investment Evolution Corporation and Paul J. Mathieson dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed with the Commission on December 12, 2014).

10.6	Services Agreement between CyberRidge, LLC and Investment Evolution Corporation dated as of March 28, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed with the Commission on April 9, 2015).

10.7+	Professional Consulting Contract effective January 1, 2017 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on November 3, 2016).

10.8+	Professional Consulting Contract effective July 1, 2017 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on July 3, 2017).

10.9	Statement of Work dated February 26, 2018 between Investment Evolution Crypto, LLC and Intellectsoft, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on March 5, 2018).

10.10+	Professional Consulting Contract effective July 1, 2018 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on March 27, 2018).

10.11	Loan Agreement dated as of June 8, 2018 by and between MRAL Blockchain, LLC and Investment Evolution Coin Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on June 13, 2018).

10.12+	Professional Consulting Contract dated November 27, 2018 between Investment Evolution Corporation and Paul Mathieson (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on November 30, 2018).

21.1	List of Subsidiaries.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MR. AMAZING LOANS CORPORATION

Date: April 1, 2019	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Mathieson	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting)	April 1, 2019
Paul Mathieson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mr. Amazing Loans Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mr. Amazing Loans Corporation and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Berkower LLC

We have served as the Company’s auditor since 2018.

Iselin, New Jersey
March 31, 2019

Miami ● Los Angeles ● Cayman Islands

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IEG Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IEG Holdings Corporation (the Company) as of December 31, 2017 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2011.

Encino, California

March 28, 2018

MR. AMAZING LOANS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017
ASSETS

ASSETS
Cash and cash equivalents	$365,934	$704,006
Loans receivable, net, note 2	3,174,574	4,928,704
Other receivables	67,994	75,364
Prepaid expenses	15,252	18,238
Property and equipment, net, note 3	7,854	13,376
Security deposits	11,234	11,234

TOTAL ASSETS	$3,642,842	$5,750,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$2,387	$51,053

TOTAL LIABILITIES	$2,387	$51,053

COMMITMENTS AND CONTINGENCIES, note 8

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 360,000 and 0 shares issued and outstanding at December 31,2018 and December 31, 2017, respectively, note 5	360	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,226,283 and 17,463,449 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively, note 5	2,240,694	2,240,931
Additional paid-in capital	34,378,814	34,074,976
Accumulated deficit	(32,979,413)	(30,616,038)

TOTAL STOCKHOLDERS’ EQUITY	3,640,455	5,699,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,642,842	$5,750,922

See report of independent registered public accounting firm and notes to consolidated Financial Statements

MR. AMAZING LOANS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
REVENUES
Interest revenue	$1,245,325	$1,617,494
Other revenue	111,637	78,634

TOTAL REVENUES	1,356,962	1,696,128

OPERATING EXPENSES
Salaries and compensation	1,432,081	1,494,637
Other operating expenses	468,172	395,352
Provision for credit losses	556,759	1,494,843
Advertising	15,272	407,760
Rent	65,033	66,331
Public company and corporate finance expenses	1,177,412	2,555,519
Depreciation and amortization	5,522	5,946

TOTAL OPERATING EXPENSES	3,720,251	6,420,388

LOSS FROM OPERATIONS	(2,363,289)	(4,724,260)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	(194)	(153,514)
Legal settlements and related fees	-	(628,376)
Miscellaneous income	108	431

TOTAL OTHER INCOME (EXPENSE)	(86)	(781,459)

NET LOSS	$(2,363,375)	$(5,505,719)

Net loss attributable to common stockholders	(2,363,375)	(5,505,719)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	(194)	(153,514)
Less: Reclassified adjustment for losses included in net loss	194	153,514
Comprehensive loss attributable to common stockholders	(2,363,375)	(5,505,719)

Net loss attributable to common stock per share, basic and diluted	$(0.14)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	17,401,071	11,276,456

See report of independent registered public accounting firm and notes to consolidated Financial Statements

MR. AMAZING LOANS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

							Accumulated
			Series H		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2017	9,714,186	$2,233,182	-	$-	$29,698,025	$(25,110,319)	$-	$6,820,887

Issuance of shares for OneMain tender offer	3,039,880	3,040			3,550,580			3,553,620

Unrealized loss on marketable securities							(153,514)	(153,514)

Reclassified adjustment for loss on marketable securities to net loss							153,514	153,514

Buyback of shares	(458,973)	(459)			(286,945)			(287,404)

Issuance of Preferred Shares	-	-	1,292,089	1,292	1,290,797			1,292,089

Conversion of Preferred Shares to Common Shares	5,168,356	5,168	(1,292,089)	(1,292)	(3,876)			-

Common Stock Dividends					(173,605)			(173,605)

Net loss	-	-	-	-	-	(5,505,719)	-	(5,505,719)

Balance, December 31, 2017	17,463,449	$2,240,931	-	$-	$34,074,976	$(30,616,038)	$-	$5,699,869

Unrealized loss on marketable securities							(194)	(194)

Reclassified adjustment for loss on marketable securities to net loss							194	194

Issuance of Preferred Shares	-	-	360,000	360	359,640			360,000

Buyback of shares	(237,166)	(237)			(55,801)			(56,038)

Net loss	-	-	-	-	-	(2,363,375)	-	(2,363,375)

Balance, December 31, 2018	17,226,283	$2,240,694	360,000	$360	$34,378,814	$(32,979,413)	$-	$3,640,455

See report of independent registered public accounting firm and notes to consolidated Financial Statements

MR. AMAZING LOANS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,363,375)	$(5,505,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	556,759	1,494,843
Adjustment of interest rate on book of loans	60,201	-
Depreciation and amortization	5,522	5,946
Loss on marketable securities sold	194	153,514
Changes in assets - (increase) decrease:
Legal settlements and related fees	-	178,982
Other receivables	7,370	9,487
Prepaid expenses	2,986	(5,283)
Deposits	-	(3,764)
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	(48,666)	50,236

NET CASH USED IN OPERATING ACTIVITIES	(1,779,009)	(3,621,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated	(845,000)	(2,105,000)
Loans receivable repaid	1,982,169	1,877,379
Purchase of marketable securities	(2,092)	-
Sale of marketable securities	1,898	3,400,106

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,136,975	3,172,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for buyback of common stock	(56,038)	(287,404)
Common stock dividends paid	-	(173,605)
Proceeds from issuance of preferred stock	360,000	1,291,847

NET CASH PROVIDED BY FINANCING ACTIVITIES	303,962	830,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(338,072)	381,565

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	704,006	322,441

CASH AND CASH EQUIVALENTS, END OF YEAR	$365,934	$704,006

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Issuance of common stock for tender offer	$-	$3,553,620

See report of independent registered public accounting firm and notes to consolidated Financial Statements

MR. AMAZING LOANS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The principal business activity of the Company is providing unsecured online consumer loans under the brand name “Mr. Amazing Loans” via the Company’s website and online application portal at www.mramazingloans.com. The Company started its business and opened its first office in Las Vegas, Nevada in 2010. The Company currently offers $5,000 and $10,000 unsecured consumer loans that mature, unless prepaid, five years from the date they are issued. The Company is a direct lender with state licenses and/or certificates of authority in 19 states – Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia. The Company originates direct consumer loans to residents of these states through its online application portal, with all loans originated, processed and serviced out of its centralized Las Vegas head office. In addition, on March 19, 2018, the Company formed a wholly-owned subsidiary, MRAL Blockchain, LLC (“MRAL Blockchain”), to explore the potential application of blockchain technology to our core consumer lending business.

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

The Company’s accounting and reporting policies are in accordance with generally accepted accounting principles of the United States (“GAAP”) and conform to industry standards within the consumer finance industry.

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

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through March 2020. Management’s plans include a significant reduction in consulting and professional fees due to limited new capital raising costs expected over the next 12 months and a significant reduction in tender offer costs due to no planned future tender offers in the next 12 months. In addition, significant core operating costs have been cut from the Company starting in 2016. including reducing the number of employees from 12 to 3 due to increased automation of loan origination processes and reducing the number of office leases from 4 to 1 as old leases expired. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least March 2020. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

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

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing state interest rate limits. Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At December 31, 2018, 41 loans, with a total balance of $184,288, were delinquent or in default.

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

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$365,934	-	-	$365,934
Loans receivable, net	$-	-	3,174,574	$3,174,574

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

Marketable Securities

On January 2, 2018, we purchased 500 shares of the common stock of Lending Club Corporation (“Lending Club”) for $2,092. The security was classified as available-for-sale and had an unrealized loss of $194 prior to the sale. On March 19, 2018, we sold 500 shares of Lending Club’s common stock for $1,898. At December 31, 2018 the marketable securities balance was $0.

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

Loss on Sale of Marketable Securities

The Company sold securities classified as available for sale for net proceeds of $1,898 resulting in a loss on sale totaling $194 during the year ended December 31, 2018. The Company sold securities classified as available for sale for net proceeds of $3,400,106 resulting in a loss on sale totaling $153,514 during the twelve months ended December 31, 2017.

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loans receivable	$3,968,217	$6,160,881
Allowance for credit losses	$(793,643)	$(1,232,177)
Loans receivable, net	$3,174,574	$4,928,704

A reconciliation of the allowance for credit losses consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning balance, January 1	$1,232,177	$1,212,441
Provision for credit losses	$556,759	$1,494,843
Loans charged off	$(995,293)	$(1,475,107)
Ending balance	$793,643	$1,232,177
Basis of assessment:
Collectively	$793,643	$1,232,177

The following is an age analysis of past due receivables as of December 31, 2018 and 2017:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and not Accruing
December 31, 2018	$91,953	$80,235	$184,288	$356,476	$3,611,741	$3,968,217	$184,288
December 31, 2017	$157,988	$84,640	$327,705	$570,334	$5,590,547	$6,160,881	$327,705

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a breakdown of our cumulative loan origination amounts in each licensed state for our current active loan portfolio as at December 31, 2018:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	95,000	72,981	17
Arizona	311,000	136,755	53
California	1,060,000	839,082	181
Florida	800,000	348,289	147
Georgia	573,006	293,135	106
Illinois	813,000	498,823	151
Kentucky	65,000	54,801	11
Louisiana	35,000	32,609	5
Maryland	15,000	12,831	3
Missouri	266,000	178,834	48
Nevada	662,000	427,708	121
New Jersey	710,000	390,392	128
New Mexico	30,000	22,922	5
Ohio	0	0	0
Oregon	155,000	102,850	29
Pennsylvania	570,000	306,792	101
Texas	420,000	185,857	71
Utah	35,000	24,736	6
Virginia	145,000	38,280	25

The following is a summary of the loan receivable balance as of December 31, 2018 and 2017 by credit quality indicator:

Credit Score	December 31, 2018	December 31, 2017
550-575	$1,808	$12,911
576-600	$48,816	$86,883
601-650	$1,930,447	$2,992,076
651-700	$1,508,443	$2,326,006
701-750	$330,448	$543,433
751-800	$101,695	$152,042
801-850	$35,282	$34,607
851-900	$11,167	$12,923
	$3,968,216	$6,160,881

3. PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	2,000
	$122,859	$122,859
Less accumulated depreciation and amortization	115,005	109,483
Total	$7,854	$13,376

Depreciation of property and equipment amounted to $5,522 and $5,946 during the year ended December 31, 2018 and 2017, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”), an unrelated third party, in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of December 31, 2018 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the year ended December 31, 2018 and 2017 was calculated at $0 and $0, respectively.

On June 8, 2018, MRAL Blockchain, a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “IEC Ltd. Loan Agreement”) with Investment Evolution Coin Ltd. (“IEC Ltd.”). Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, subject to certain conditions. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The outstanding balance of the loan facility at December 31, 2018 is $0.

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

As of December 31, 2018, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At December 31, 2018, the Company had 17,226,283 shares of common stock and 360,000 shares of Series H preferred stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. During the year ended December 31, 2018, the Company purchased an aggregate of 237,166 shares under the stock repurchase program for an aggregate purchase price of $56,038 and cancelled the 237,166 shares. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

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

Series H Preferred Stock

During the year ended December 31, 2018 and 2017, the Company issued 360,000 and 1,292,089 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At December 31, 2018, 360,000 shares of Series H convertible preferred stock were outstanding. On December 31, 2017, 1,292,089 Series H preferred shares outstanding on issue converted into 5,168,356 common shares.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which 360,000 shares are outstanding as of December 31, 2018. There are no sinking fund provisions applicable to our Series H preferred stock.

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

As of December 31, 2018, the Company has a net loss carryforward of approximately $26 million that may potentially be used to offset future Federal taxable income. This net loss carryforward will expire through 2038. In the event of statutory ownership changes, the amount of net operating loss carryforward that may be utilized in future years is subject to significant limitations.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2018 and 2017. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the states of Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah, and Virginia. All of the Company’s tax filings are still subject to examination. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

The components of the income tax provision for fiscal year 2018 and 2017 were as follows:

	2018	2017
Current
Federal	$0	$0
State	0	0
	0	0
Deferred
Federal	0	0
State	0	0
	0	0

Total	$0	$0

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for fiscal year 2018 and 2017:

	2018	2017
Income tax computed at federal statutory tax rate	21.0%	34.0%
State taxes, net	6.0%	5.5%
Non-deductible expenses	2.0%	2.0%
Change in Valuation allowance	-29.0%	-41.5%
Total	0%	0%

Significant components of the Company’s deferred tax assets relate primarily to net operating loss carryforward, which has been fully reserved. Net operating loss carryforward at December 31, 2018 is approximately $26 million.

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

7. CONCENTRATION OF CREDIT RISK

The Company’s portfolio of finance receivables is with consumers living throughout Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Texas, Utah and Virginia and consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas.

The Company maintains cash at financial institutions which may, at times, exceed federally insured limits.

At December 31, 2018, the Company had cash and cash equivalents exceeding insured limits by $115,934.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. Total rent expense for the year ended December 31, 2018 and 2017 was $65,033 and $66,331 respectively.

Set forth below is information regarding the Company’s future minimum rental payment as of December 31, 2018. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending	12 Months Ending
December 31, 2019	December 31, 2020	Thereafter	Total
$69,528	$52,146	$-	$121,674

Legal Matters

From time to time, the Company may be involved in legal proceedings. The Company incurred one-off legal settlements and related fees of $628,376 during the year ended December 31, 2017. Of this amount, $178,982 was in the form of reductions to outstanding loan principal. These settlements related to an action by the State of Virginia under the Virginia consumer lending program and a separate action by an individual customer. In addition, as part of the settlements, the annual interest rate on all loans originated in Virginia have been reduced to 12% APR. As of December 31, 2018, there are $38,280 in outstanding loans that originated in Virginia, which mature between May 2020 and February 2022. The Company is not involved in any material legal proceedings at the present time.

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

On November 27, 2018, IEC entered into a professional consulting contract with Mr. Mathieson (the “November 2018 Consulting Contract”). Pursuant to the terms of the November 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by Mr. Amazing Loans and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by Mr. Amazing Loans, other activities that are designed to assist IEC in conducting business. The term of the November 2018 Consulting Contract begins as of October 1, 2018 and continues indefinitely unless 12 months’ written notice of termination is provided by either party.

In exchange for Mr. Mathieson’s services, Mr. Amazing Loans agreed to pay Mr. Mathieson an annual base salary of $1,200,000, to be paid quarterly in advance. Pursuant to the terms of the November 2018 Consulting Contract, no bonus is to be paid to Mr. Mathieson by Mr. Amazing Loans. Mr. Mathieson will also receive reimbursement for all reasonable expenses incurred for the benefit of IEC, including but not limited to travel expenses for him and his entourage, hotel expenses, communication, security and entertainment expenses.

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

9. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the year ended December 31, 2018 and 2017, the Company incurred compensation expense to Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company under professional consulting contracts of $1,050,000 and $1,000,000 respectively. During the year ended December 31, 2017 the Company also paid in cash common share dividends in the amount of $103,500 to our Chief Executive Officer.

Chief Operating Officer

During the year ended December 31, 2018 and 2017, the Company incurred compensation expense to our Chief Operating Officer of $168,077 and $243,000, respectively. During the year ended December 31, 2017 the company also paid in cash common share dividends in the amount of $30 to our Chief Operating Officer.

Consulting Fees

During the year ended December 31, 2018, the Company incurred consulting fees totaling $153,333, to Sam Prasad and related entities. During the year ended December 31, 2017, the Company incurred consulting fees totaling $30,000, to Sam Prasad and related entities. In addition, during the year ended December 31, 2017, the Company issued 30,000 Series H preferred shares to Sam Prasad for $30,000. Sam Prasad is a shareholder of Mr. Amazing Loans Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $100,000 to Frank Wilkie and related entities. In addition, during the year ended December 31, 2017, the Company issued 334,589 Series H preferred shares to Frank Wilkie and related entities for $334,589, of which 75,000 shares were acquired for himself, and the remaining 259,589 shares were purchased on behalf of others, and transferred to other third parties. Frank Wilkie is a shareholder of Mr. Amazing Loans Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $200,000, to Clem Tacca and related entities. In addition, during the year ended December 31, 2017, the Company issued 500,000 Series H preferred shares to Clem Tacca for $500,000, of which 204,000 shares were acquired for themselves and their related entities, and the remaining 296,000 shares were purchased on behalf of others, and transferred to other third parties. Clem Tacca is a shareholder of Mr. Amazing Loans Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $130,000, to Judith Willoughby and related entities. In addition, during the year ended December 31, 2017, the Company issued 100,000 Series H preferred shares to a related entity of Judith Willoughby for $100,000. Judith Willoughby is a shareholder of Mr. Amazing Loans Corporation.

During the year ended December 31, 2017, the Company incurred consulting fees totaling $50,000, to Worldwide Holdings LLC. Worldwide Holdings LLC is a shareholder of Mr. Amazing Loans Corporation.

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

10. SUBSEQUENT EVENTS

Withdrawal of Going Private Transaction

Mr. Mathieson, our sole director, determined that the Company would no longer seek to engage in the going private transaction. Accordingly, on March 20, 2019, we filed an amendment to the Schedule 13E-3 in order to withdraw the Schedule 13E-3, and announced our intention to not proceed with the going private transaction.

