Form 10-Q
period 2019-03-31
Mr. Amazing Loans Corp
filed 2019-04-17
CIK 1627811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 16, 2019, there were 17,226,283 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q in our other filings with the Securities and Exchange Commission (the “SEC”), including the more detailed discussion of these factors and other factors that could affect our results included in the “Risk Factors” section in our annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC, as the same may be updated from time to time in documents that we file with the SEC. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$341,374	$365,934
Loans receivable, net, note 2	2,740,808	3,174,574
Other receivables	54,039	67,994
Prepaid expenses	7,323	15,252
Property and equipment, net, note 3	6,621	7,854
Security deposits	11,234	11,234

TOTAL ASSETS	$3,161,399	$3,642,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$101,126	$2,387

TOTAL LIABILITIES	$101,126	$2,387

COMMITMENTS AND CONTINGENCIES, note 7

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 360,000 and 360,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, note 5	360	360
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,226,283 and 17,226,283 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, note 5	2,240,694	2,240,694
Additional paid-in capital	34,378,814	34,378,814
Accumulated deficit	(33,559,595)	(32,979,413)

TOTAL STOCKHOLDERS’ EQUITY	3,060,273	3,640,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,161,399	$3,642,842

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	March 31, 2019	March 31, 2018
REVENUES
Interest revenue	$226,207	$381,548
Other revenue	26,413	12,794

TOTAL REVENUES	252,620	394,342

OPERATING EXPENSES
Salaries and compensation	338,517	412,099
Other operating expenses	110,685	146,287
Provision for credit losses	112,330	204,668
Advertising	900	1,240
Rent	17,566	17,988
Public company and corporate finance expenses	251,571	654,089
Depreciation and amortization	1,233	1,425

TOTAL OPERATING EXPENSES	832,802	1,437,796

LOSS FROM OPERATIONS	(580,182)	(1,043,454)

OTHER INCOME (EXPENSE)
Loss on sale of marketable securities	-	(194)
Miscellaneous income	-	63

TOTAL OTHER INCOME (EXPENSE)	-	(131)

NET LOSS	$(580,182)	$(1,043,585)

Net loss attributable to common stockholders	(580,182)	(1,043,585)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	(194)
Less: Reclassified adjustment for losses included in net loss	-	194
Comprehensive loss attributable to common stockholders	(580,182)	(1,043,585)

Net loss attributable to common stock per share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	17,226,283	17,463,449

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2018 THROUGH MARCH 31, 2018

							Accumulated
			Series H		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2018	17,463,449	$2,240,931	-	$-	$34,074,976	$(30,616,038)	$-	$5,699,869

Unrealized loss on marketable securities							(194)	(194)

Reclassified adjustment for loss on marketable securities to net loss							194	194

Net loss	-	-	-	-	-	(1,043,585)	-	(1,043,585)

Balance, March 31, 2018	17,463,449	$2,240,931	-	$-	$34,074,976	$(31,659,623)	$-	$4,656,284

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2019 THROUGH MARCH 31, 2019

							Accumulated
			Series H		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2019	17,226,283	$2,240,694	360,000	$360	$34,378,814	$(32,979,413)	$-	$3,640,455

Net loss	-	-	-	-	-	(580,182)	-	(580,182)

Balance, March 31, 2019	17,226,283	$2,240,694	360,000	$360	$34,378,814	$(33,559,595)	$-	$3,060,273

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,182)	$(1,043,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	112,330	204,668
Depreciation and amortization	1,233	1,425
Loss on marketable securities sold	-	194
Changes in assets - (increase) decrease:
Other receivables	13,955	21,792
Prepaid expenses	7,929	12,051
Changes in liabilities - increase (decrease):
Accounts payable and accrued expenses	98,739	276,751
Loans receivable originated	(75,000)	(290,000)
Loans receivable repaid	396,436	473,799

NET CASH USED IN OPERATING ACTIVITIES	(24,560)	(342,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(2,092)
Sale of marketable securities	-	1,898

NET CASH USED IN INVESTING ACTIVITIES	-	(194)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,560)	(343,099)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	365,934	704,006

CASH AND CASH EQUIVALENTS, END OF YEAR	$341,374	$360,907

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See notes to condensed consolidated unaudited Financial Statements

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The quarterly report on Form 10-Q for the quarter ended March 31, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 for Mr. Amazing Loans Corporation (the “Company,” “we,” “our,” or “us”), contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The interim financial data are unaudited, however, in the Company’s opinion, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the interim periods. Results of interim periods are not necessarily indicative of those to be expected for the full year.

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

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through April 2020. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least April 2020. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Loans Receivable and Interest Income

The Company offers its loans at or below the prevailing state interest rate limits Loans are carried at the unpaid principal amount outstanding, net of an allowance for credit losses.

The Company calculates interest revenue using the interest yield method. Charges for late payments are credited to income when collected.

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2019, 40 loans, with a total balance of $179,973, were delinquent or in default.

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

MARCH 31, 2019

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

The following table summarizes fair value measurements by level at March 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$341,374	-	-	$341,374
Loans receivable, net	$-	-	2,740,808	$2,740,808

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

Carrying amounts reported in the consolidated balance sheets for other receivables, accounts payable, and accrued expenses approximate fair value because of their immediate or short-term nature. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Marketable Securities

On January 2, 2018, we purchased 500 shares of the common stock of Lending Club Corporation (“Lending Club”) for $2,092. The security was classified as available-for-sale and had an unrealized loss of $194 prior to the sale. On March 19, 2018, we sold 500 shares of Lending Club’s common stock for $1,898. At March 31, 2019 the marketable securities balance was $0.

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

MARCH 31, 2019

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

2. LOANS RECEIVABLE

Loans receivable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Loans receivable	$3,426,010	$3,968,217
Allowance for credit losses	$(685,202)	$(793,643)
Loans receivable, net	$2,740,808	$3,174,574

A reconciliation of the allowance for credit losses consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning balance, January 1	$793,643	$1,232,177
Provision for credit losses	$112,330	$556,759
Loans charged off	$(220,771)	$(995,293)
Ending balance	$685,202	$793,643
Basis of assessment:
Collectively	$685,202	$793,643

The following is an age analysis of past due receivables as of March 31, 2019 and December 31, 2018:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
March 31, 2019	$100,239	$91,666	$179,973	$371,878	$3,054,132	$3,426,010
December 31, 2018	$91,953	$80,235	$184,288	$356,476	$3,611,741	$3,968,217

The Company’s primary credit quality indicator is the customer’s Vantage model 1.0 credit score as determined by Experian on the date of loan origination. The Company does not update the customer’s credit profile during the contractual term of the loan.

The following is a breakdown of our cumulative loan origination amounts in each licensed state for our current active loan portfolio as at March 31, 2019:

State	Origination Volume ($)	Current Principal ($)	Number of Loans
Alabama	80,000	56,650	15
Arizona	278,000	110,292	46
California	980,000	749,351	166
Florida	693,000	275,598	126
Georgia	562,004	256,367	103
Illinois	761,000	427,814	141
Kentucky	65,000	52,676	11
Louisiana	35,000	31,695	5
Maryland	15,000	12,296	3
Missouri	251,000	165,710	41
Nevada	631,000	391,486	111
New Jersey	687,000	347,296	123
New Mexico	30,000	21,781	5
Ohio	0	0	0
Oregon	145,000	91,465	27
Pennsylvania	505,000	244,347	90
Texas	350,000	146,071	55
Utah	35,000	22,905	6
Virginia	105,000	22,031	18

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

The following is a summary of the loan receivable balance as of March 31, 2019 and December 31, 2018 by credit quality indicator:

Credit Score	March 31, 2019	December 31, 2018
550-575	$1,563	$1,808
576-600	$36,618	$48,816
601-650	$1,666,269	$1,930,447
651-700	$1,305,854	$1,508,453
701-750	$290,294	$330,448
751-800	$88,990	$101,695
801-850	$25,709	$35,382
851-900	$10,713	$11,167
	$3,426,010	$3,968,216

3. PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment	$99,556	$99,556
Furniture and fixtures	21,303	21,303
Leasehold improvements	2,000	2,000
	$122,859	$122,859
Less accumulated depreciation and amortization	116,238	115,005
Total	$6,621	$7,854

Depreciation of property and equipment amounted to $1,233 and $1,425 during the three months ended March 31, 2019 and 2018, respectively. Depreciation costs are included in the accompanying statements of operations in operating expenses.

4. SENIOR DEBT

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly-owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly-owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of March 31, 2019 were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly-owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the three months ended March 31, 2019 and 2018 was calculated at $0 and $0, respectively.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

On June 8, 2018, MRAL Blockchain, a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “IEC Ltd. Loan Agreement”) with Investment Evolution Coin Ltd. (“IEC Ltd.”). Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company, is IEC Ltd.’s majority stockholder, Chief Executive Officer and sole director. IEC Ltd. is wholly owned by certain Company stockholders, including Mr. Mathieson. Pursuant to the IEC Ltd. Loan Agreement, IEC Ltd. agreed to loan to MRAL Blockchain up to $20,000,000, subject to certain conditions. Any amounts borrowed under the IEC Ltd. Loan Agreement are subject to a 12% per annum interest rate, and must be repaid by June 7, 2023. The outstanding balance of the loan facility at March 31, 2019 is $0.

5. STOCKHOLDERS’ EQUITY

As of March 31, 2019, the aggregate number of shares which the Company had the authority to issue is 350,000,000 shares, of which 300,000,000 shares are common stock, par value $0.001 per share, and 50,000,000 shares are preferred stock, par value $0.001 per shares. At March 31, 2019, the Company had 17,226,283 shares of common stock and 360,000 shares of Series H preferred stock issued and outstanding. The Company’s Board of Directors is authorized at any time, and from time to time, to provide for the issuance of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

In January 2017, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase on the open market and at prevailing prices outstanding shares of the Company’s common stock with an aggregate value of up to $2,000,000. On October 30, 2017, our Board of Directors authorized the extension of the stock repurchase program from December 31, 2017 to December 31, 2018 under the same terms. During the year ended December 31, 2018, the Company purchased an aggregate of 237,166 shares under the stock repurchase program for an aggregate purchase price of $56,038 and cancelled the 237,166 shares. During the year ended December 31, 2017, the Company purchased an aggregate of 458,973 shares under the stock repurchase program for an aggregate purchase price of $287,404 and cancelled the 458,973 shares. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. During the three months ended March 31, 2019, the Company did not purchase any shares under the stock repurchase program. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

Series H Preferred Stock

During the three months ended March 31, 2019 and year ended December 31, 2018, the Company issued 0 and 360,000 of Series H convertible preferred stock, respectively, with a par value of $0.001 per share. At March 31, 2019, 360,000 shares of Series H convertible preferred stock were outstanding.

Description of Series H Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 10,000,000 shares of Series H preferred stock, of which 360,000 shares are outstanding as of March 31, 2019. There are no sinking fund provisions applicable to our Series H preferred stock.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

At March 31, 2019, the Company had cash and cash equivalents exceeding insured limits by $91,374.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a new non-cancelable operating lease on August 1, 2017, with a term commencing on September 19, 2017 and expiring on September 30, 2020, for an office property located at 3960 Howard Hughes Parkway, Las Vegas. The Company relocated its principal offices from the property located at 6160 West Tropicana Avenue, Las Vegas office in September 2017. Monthly rental payments under the new operating lease are $5,794, and the Company is responsible for its pro rata shares of operating expenses and property taxes. Total rent expense for the three months ended March 31, 2019 and 2018 was $17,566 and $17,988 respectively.

Set forth below is information regarding the Company’s future minimum rental payment as of March 31, 2019. Such payments relate to the Company’s Las Vegas, NV lease.

12 Months Ending	12 Months Ending
March 31, 2020	March 31, 2021	Thereafter	Total
$69,528	$37,764	$-	$104,292

Legal Matters

From time to time, the Company may be involved in legal proceedings in the normal course of its business. The Company is not involved in any material legal proceedings at the present time.

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On November 27, 2018, IEC entered into a professional consulting contract with Mr. Mathieson (the “November 2018 Consulting Contract”) and terminated the 2018 Consulting Contract. Pursuant to the terms of the November 2018 Consulting Contract, Mr. Mathieson agreed to provide regulatory and management consulting services as requested by Mr. Amazing Loans and/or IEC, including the hiring and compensation of IEC personnel, interaction with third party service providers and vendors and, as requested by Mr. Amazing Loans, other activities that are designed to assist IEC in conducting business. The term of the November 2018 Consulting Contract begins as of October 1, 2018 and continues indefinitely unless 12 months’ written notice of termination is provided by either party.

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

MR. AMAZING LOANS CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

8. RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the three months ended March 31, 2019 and three months ended March 31, 2018, the Company incurred compensation expense to Mr. Mathieson, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, and a significant stockholder of the Company under professional consulting contracts of $300,000 and $300,000 respectively.

Chief Operating Officer

During the three months ended March 31, 2019 and three months ended March 31, 2018, the Company incurred compensation expense to our previously employed Chief Operating Officer of $0 and $57,500, respectively.

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

We have a history of reporting recurring losses and have not generated positive net cash flows from operations. During 2018 and we completed a private placement of our preferred stock in exchange for which we received an aggregate of $360,000, which we used to finance our operations and offer personal loans to our customers.

As at March 31, 2019, we had 1,133 loans issued and outstanding to our customers, with an aggregate amount of $3,426,010. The table below sets forth the payment status of the loans in our portfolio as of March 31, 2019.

Portfolio Ledger Stratification as at March 31, 2019

	Current Unpaid Principal Balance	%
0 - 30 days	$3,054,132	89.2%
31 - 60 days	100,239	2.9%
61 - 90 days	91,666	2.7%
91 - 120 days	52,853	1.5%
121 - 184 days	127,120	3.7%
Total	$3,426,010	100.0%

At March 31, 2019, we had 40 loans delinquent or in default (defined as 91+ days past due) representing 3.8% of the number of loans in our active portfolio. Loans typically become eligible for the lender to take legal action at 60 days past due.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Interest Revenue

For the three months ended March 31, 2019, interest revenue decreased to $226,207, compared to $381,548 for the three months ended March 31, 2018. This decrease was due to the decreased average interest-earning loan book size of consumer receivables during the period. This decreased loan book size is primarily due to minimal advertising to new customers during the three months ended March 31, 2019 resulting from a decrease in cash available to fund new loans during that three-month period and leading to lower loans receivable originated as compared to loans receivable repaid during the three months ended March 31, 2019.

Other Revenue

For the three months ended March 31, 2019, other revenue increased to $26,413, compared to $12,794 for the three months ended March 31, 2018. Other revenue consisted of declined lead revenue, consisting of revenue from the sale of leads regarding potential customers whose loan applications did not meet our lending standards, and loan loss recovery. The increase was attributable to a significant increase in loan loss recovery revenue in the 2019 quarter.

Salaries and Compensation Expenses

For the three months ended March 31, 2019, salaries and compensation expenses decreased to $338,517, compared to $412,099 for the three months ended March 31, 2018. The decrease was primarily attributable to the termination of our Chief Operating Officer in September 2018.

Other Operating Expenses

For the three months ended March 31, 2019, other operating expenses decreased to $110,685, compared to $146,287 for the three months ended March 31, 2018. The decrease was primarily due to lower insurance costs in the period.

Provision for Credit Losses

For the three months ended March 31, 2019, the provision for credit losses expense decreased to $112,330, compared to $204,668 for the three months ended March 31, 2018. We carry a provision for credit losses which is estimated collectively based on our loan portfolio and general economic conditions. The decrease in provision for credit losses from the prior year period was due to the smaller loan portfolio and lower loan chargeoffs in the current period.

Advertising

For the three months ended March 31, 2019, advertising expenses decreased to $900, compared to $1,240 for the three months ended March 31, 2018. The decrease was attributable to the decrease in customer acquisition costs incurred in the current period.

Rent Expense

For the three months ended March 31, 2019, rent expense decreased to $17,566, compared to $17,988 for the three months ended March 31, 2018. The decrease was due to the decrease in rent costs from our new Las Vegas lease in the corresponding period.

Public Company and Corporate Finance Expenses

For the three months ended March 31, 2019 public company and corporate finance expenses decreased to $251,571, compared to $654,089 for the three months ended March 31, 2018. The decrease was due to the one-off costs incurred related to the terminated tender offer for Lending Club shares launched by the Company in 2018 not being incurred in 2019.

Depreciation and Amortization

For the three months ended March 31, 2019, depreciation and amortization marginally decreased to $1,233, compared to $1,425 for the three months ended March 31, 2018. The minimal movement was in line with expectations.

Financial Position

Cash and Cash Equivalents

We had cash and cash equivalents of $341,374 as of March 31, 2019, compared to $365,934 as of December 31, 2018. The small decrease resulted from operating expenses being slightly higher than net cash proceeds from loans receivable repaid versus loan receivable originated.

Loans Receivable

We had net loan receivables of $2,740,808 as of March 31, 2019, as compared to $3,174,574 as of December 31, 2018. The decrease was due to lower loan originations in the current period versus repayment and write-off of loan principal by customers. Net loan receivables are calculated by reducing our outstanding loans receivable balance by an allowance for credit losses.

Other Receivables

We had other receivables of $54,039 as of March 31, 2019, as compared to $67,994 as of December 31, 2018. Other receivables is comprised of outstanding invoices for declined lead revenue due from marketing partners and accrued interest receivable on our consumer loans at March 31, 2019. The minimal movement was in line with expectations.

Property and Equipment

We had net property and equipment of $6,621 as of March 31, 2019 as compared to $7,854 as of December 31, 2018. The minimal movement was in line with expectations and a direct result of recording depreciation expense for the current period.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $101,126 as of March 31, 2019, compared to $2,387 as of December 31, 2018. The increase was mainly due to a large accrual for the 2018 annual audit being unpaid as at March 31.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2019 and the 12 months ended December 31, 2018, we incurred operating expenses in excess of net revenue. However, anticipated cash flow from our existing loan receivable repayments plus net revenue, combined with current cash on hand, is expected to meet the needs of our budgeted cash operating expenses through April 2020. To expand operations significantly we will be required to draw down from our loan facility with IEC Ltd., a related party, until operating results improve.

Liquidity and Capital Resources

We used cash in operations of $24,560 during the three months ended March 31, 2019, compared to $342,905 during the three months ended March 31, 2018. This decrease is primarily due to no tender offer costs in 2019 compared to 2018.

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

The Company received net cash from investing activities of $0 during the three months ended March 31, 2019, compared to $194 used in investing activities during the three months ended March 31, 2018.

At March 31, 2019, we had cash on hand of $341,374, which we believe is sufficient to meet our operating needs for the next 12 months, when added to budgeted cash inflows from loans receivable repaid and budgeted cash inflows from revenues.

The principal conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they come due are:

(i) the Company has reported recurring losses, and

(ii) the Company has not yet generated positive net cash flows from operations.

Management has evaluated their plans for the next 12 months and as a result of the plans, the Company believes that it can meet all its obligations at least through April 2020. Management has been utilizing the cash flow from loan repayments for working capital needs and plans to continue to do so, until funding under our new loan facility from a related party is received. See Note 5 for details. This will provide sufficient cash flow through at least April 2020. On April 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the open market repurchase of up to $2,000,000 of its common stock. This share repurchase program expires on December 31, 2019. Management does not intend to repurchase a significant number of shares pursuant to the stock repurchase program.

We previously had a credit facility in the form of a line of credit with BFG Investment Holdings, LLC (“BFG”) in the amount of $10,000,000 pursuant to a Loan and Security Agreement, as amended (the “BFG Loan Agreement”), among BFG and certain of our wholly owned subsidiaries. In connection with the BFG Loan Agreement, IEC SPV and certain of our other wholly owned subsidiaries entered into a profit-sharing agreement with BFG pursuant to which IEC SPV is required to pay BFG 20% of its net profit (“Net Profit”) for a period beginning on June 11, 2012 and ending 10 years from the date the BFG Loan Agreement is repaid in full. Net Profit is defined in the profit sharing agreement as gross revenue less (i) interest paid on the loan, (ii) payments on any other debt incurred as a result of refinancing the loan through a third party, as provided in the BFG Loan Agreement, (iii) any costs, fees or commissions paid on account of the loan (including loan servicing fees of 0.5% on eligible consumer loans receivable), and (iv) charge-offs to bad debt resulting from consumer loans. All of IEC SPV’s loans receivable as of March 31, 2019, were pledged as collateral for fulfillment of the Net Profit interest due.

Effective as of July 15, 2015, BFG converted the credit facility from a revolving facility to a term loan and on August 21, 2015, we, through certain of our wholly owned subsidiaries, repaid the entire balance of principal and accrued interest under the BFG Loan Agreement. There is currently no outstanding balance under the BFG Loan Agreement, but IEC SPV will be required to pay 20% of its Net Profit to BFG until August 21, 2025 (10 years from August 21, 2015) or until we pay BFG $3,000,000 to terminate the profit-sharing agreement. Net Profit for the three months ended March 31, 2019 and 2018 was calculated at $0 and $0, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accrual of interest income on loans receivable is suspended when no payment has been received on account for 91 days or more on a contractual basis, at which time a loan is considered delinquent. Payments received on nonaccrual financing loans are first applied to the unpaid accrued interest and then principal. Loans are returned to active status and accrual of interest income is resumed when all of the principal and interest amounts contractually due are brought current; at which time management believes future payments are reasonably assured. At March 31, 2019, 40 loans, with a total balance of $179,973, were delinquent or in default.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mr. Mathieson, our Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, Mr. Mathieson concluded that, as of March 31, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings (or material proceedings known to be contemplated), other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the information relating to our purchase of shares of our common stock in the three months ended March 31, 2019.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2019	—	N/A	—	$0
February – February 28, 2019	—	N/A	—	$0
March 1 – March 31, 2019	—	N/A	—	$0
Total	—	N/A	—	$2,000,000	(1)

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

MR. AMAZING LOANS CORPORATION

Date: April 17, 2019	By:	/s/ Paul Mathieson
Paul Mathieson
President, Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

